Form 10-Q
period 1995-03-31
SOMATIX THERAPY CORPORATION
filed 1995-04-26
CIK 791925

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR QUARTERLY PERIOD ENDED MARCH 31, 1995

                 Commission File Number 0-14758


                   SOMATIX THERAPY CORPORATION
     (Exact name of registrant as specified in its charter)


Delaware                                               94-2762045
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                Identification No.)


850 Marina Village Parkway, Alameda, California             94501
(Address of principal executive offices)               (zip code)


                         (510) 748-3000
      (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  / X /   No  /   /


The number of shares outstanding of each of the issuer's classes of common stock as of:


Class                               Outstanding at March 31, 1995
_________________________________________________________________
Common Stock, $0.01 Par Value                          18,101,685

                            _________

                        TABLE OF CONTENTS
                            _________


                                                         PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1 - Financial Statements.

     Consolidated Balance Sheets as of
     March 31, 1995 and June 30, 1994. . . . . . . . . . .   1, 2

     Consolidated Statements of Operations
     for the Three and Nine Months Ended
     March 31, 1995 and 1994 . . . . . . . . . . . . . . . . .  3

     Consolidated Statements of Cash Flows
     for the Nine Months Ended
     March 31, 1995 and 1994 . . . . . . . . . . . . . . . . .  4

     Notes to Consolidated Financial Statements. . . . . . . .  5

     Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations. . . . . . . . . . . . . . . . . . . . . . . .  6


PART II.  OTHER INFORMATION

     Item 1 Legal Proceedings. . . . . . . . . . . . . . . . .  8

     Item 2 Changes in Securities. . . . . . . . . . . . . . .  8

     Item 3 Defaults upon Senior Securities. . . . . . . . . .  8

     Item 4 Submission of Matters to a Vote of
                 Security Holders. . . . . . . . . . . . . . .  8

     Item 5 Other Information. . . . . . . . . . . . . . . . .  8

     Item 6 Exhibits and Reports on Form 8-K . . . . . . . . .  8

Exhibits Index . . . . . . . . . . . . . . . . . . . . . . . .  8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   12



                           SOMATIX THERAPY CORPORATION

                                  ___________

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                       March 31,        June 30,
                                                            1995            1994
                                                     (unaudited)
                                                     ___________     ___________

Current assets:
   Cash and cash equivalents . . . . . . . . . . .   $ 2,126,000     $   777,000
   Marketable securities . . . . . . . . . . . . . .   2,981,000      19,196,000
   Other current assets. . . . . . . . . . . . . .       988,000         901,000
                                                     ___________     ___________
      Total current assets . . . . . . . . . . . .     6,095,000      20,874,000

Marketable securities. . . . . . . . . . . . . . .       250,000         249,000
Restricted cash. . . . . . . . . . . . . . . . . .       300,000         250,000

Equipment and improvements, at cost:
   Laboratory and production equipment . . . . . .     3,907,000       4,040,000
   Equipment under capital leases. . . . . . . . .     2,910,000       2,107,000
   Furniture and office equipment. . . . . . . . .     1,167,000       1,204,000
   Leasehold improvements. . . . . . . . . . . . .     4,250,000       3,555,000

                                                     ___________     ___________

                                                      12,234,000      10,906,000

   Less accumulated depreciation
     and amortization. . . . . . . . . . . . . . .     8,146,000       6,720,000
                                                     ___________     ___________

   Net equipment and improvements. . . . . . . . .     4,088,000       4,186,000
                                                     ___________     ___________

   Other assets. . . . . . . . . . . . . . . . . .       211,000         188,000
                                                     ___________     ___________

                                                     $10,944,000     $25,747,000
                                                     ===========     ===========


                             See accompanying notes.

                                               1


                           SOMATIX THERAPY CORPORATION

                               ___________________

                     CONSOLIDATED BALANCE SHEETS - CONTINUED



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,        June 30,
                                                           1995            1994
                                                    (unaudited)
                                                    ___________     ____________

Current liabilities:
   Accounts payable and accrued liabilities. . . .  $ 3,100,000     $ 1,418,000
   Accrued compensation and related expenses . . .      849,000         311,000
   Capital lease obligations . . . . . . . . . . .      692,000         517,000
   Other current liabilities . . . . . . . . . . .       15,000          15,000
                                                     ___________     ___________


        Total current liabilities. . . . . . . . .    4,656,000       2,261,000

Capital lease obligations,
   net of current portion. . . . . . . . . . . . .    1,754,000       1,627,000
Other liabilities. . . . . . . . . . . . . . . . .       31,000          13,000

Stockholders' equity
  Series A preferred stock, par value $0.01
     per share, 1,000,000 shares authorized;
     none outstanding.
  Common stock, par value $0.01 per share,
     40,000,000 shares authorized,
     18,101,685 issued and outstanding
     (15,748,937 at June 30, 1994) . . . . . . .        181,000         157,000
   Additional paid-in capital. . . . . . . . . .    144,537,000     132,109,000
   Accumulated deficit . . . . . . . . . . . . .   (140,215,000)   (110,420,000)
                                                   _____________   _____________


     Total stockholders' equity. . . . . . . . .      4,503,000      21,846,000
                                                   _____________   _____________

                                                   $ 10,944,000    $ 25,747,000
                                                   =============   =============

                                    See accompanying notes.



                                  SOMATIX THERAPY CORPORATION

                                      ___________________


                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)



                                       Three Months Ended               Nine Months Ended
                                _____________________________   ______________________________
                                March 31,       March 31,       March 31,       March 31,
                                1995            1994            1995            1994
                                _____________   _____________   _____________   ______________


Revenues:

   Licensing agreement . . . .   $         --    $        --     $         --    $   2,000,000
   Research agreement. . . . .             --             --          250,000               --
                                 _____________   _____________   _____________  ______________
Total revenues . . . . . . . .             --             --          250,000        2,000,000

Costs and expenses:

   Research and development. .      4,809,000       3,329,000      13,605,000        9,327,000
   General and administrative.      1,008,000         915,000       3,020,000        2,983,000
   Write off of in-process
     technology. . . . . . . .     13,679,000              --      13,679,000               --
                                _____________   _____________   _____________   ______________

     Total costs and expenses.     19,496,000       4,244,000      30,304,000       12,310,000
                                _____________   _____________   _____________   ______________

Operating loss . . . . . . . .    (19,496,000)     (4,244,000)    (30,054,000)     (10,310,000)


Other income, net. . . . . . .         20,000         173,000         259,000          322,000
                                _____________   _____________   _____________   ______________

   Net loss. . . . . . . . . .   $(19,476,000)   $ (4,071,000)   $(29,795,000)   $  (9,988,000)
                                _____________   _____________   _____________   ______________



Net loss per share . . . . . .   $      (1.15)   $      (0.27)   $      (1.85)   $       (0.71)
                                 _____________   _____________   _____________   ______________


Shares used in calculation of
   net loss per share . . . . .     16,911,945      15,281,515      16,145,588       14,049,937




No dividends were declared or paid during the period.



                                    See accompanying notes.




                           SOMATIX THERAPY CORPORATION
                               ___________________

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               ___________________


                                                     Nine Months Ended March 31,
                                                     ___________________________
                                                     1995                   1994
                                                     _____________  ____________

Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . .   $(29,795,000)  $(9,988,000)
Adjustments to reconcile net loss to
   net cash used in operating activities,
   net of effects of acquired company
      Depreciation and amortization. . . . . . . .      1,426,000     1,059,000
      Write-off of acquired in-process
         technology. . . . . . . . . . . . . . . .     13,679,000            --
      Decrease (increase) in other current assets.        (65,000)       95,000
      Increase in other assets . . . . . . . . . .        (23,000)      (78,000)
      Increase (decrease) in accounts payable
         and accrued liabilities . . . . . . . . .        234,000      (270,000)
      Increase in accrued compensation
         and related expenses. . . . . . . . . . .        538,000       209,000
      Increase (decrease) in deferred rent . . . .         18,000       (13,000)
                                                     _____________  ____________
         Net cash used in operating activities . .    (13,988,000)   (8,986,000)

Cash flows from investing activities:
   Sales of marketable securities. . . . . . . . .     23,025,000     6,619,000
   Purchase of marketable securities . . . . . . .     (6,811,000)   (9,119,000)
   Increase in restricted cash . . . . . . . . . .        (50,000)           --
   Purchase of equipment and
      improvements . . . . . . . . . . . . . . . .     (1,328,000)     (938,000)
                                                     _____________  ____________
      Net cash provided by (used in)
         investing activities. . . . . . . . . . .     14,836,000    (3,438,000)

Cash flows from financing activities:
   Borrowings under sale/leaseback agreement . . .        803,000            --
   Principal payments under capital
      lease obligations. . . . . . . . . . . . . .       (501,000)     (139,000)
   Net proceeds from issuance of common stock. . .        199,000    10,913,000
                                                     _____________  ____________
      Net cash provided by financing
           activities. . . . . . . . . . . . . . .        501,000    10,774,000

Net increase (decrease) in cash. . . . . . . . . .      1,349,000    (1,650,000)
Cash and cash equivalents, beginning of period . .        777,000     5,214,000
                                                     _____________  ____________

Cash and cash equivalents, end of period . . . . .   $  2,126,000   $ 3,564,000
                                                     =============  ============

Cash paid for interest . . . . . . . . . . . . . .   $    218,000   $    76,000


                                    See accompanying notes.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1995

1.   Basis of Presentation

The information at March 31, 1995 and 1994, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1994.

2.   Per Share Information

Per share information is based on the weighted average number of shares of common stock outstanding during each period. Shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (common stock equivalents) are not included in the calculation of the net loss per share for the three and nine month periods ended March 31, 1995 and 1994, since their inclusion would be anti-dilutive.

3.   Investments

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company adopted the provisions of the new standard for investments held as of or acquired after July 1, 1994. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The Company has classified its entire investment portfolio as held-to-maturity. There is no impact of adopting SFAS 115 on results of operations or financial position.

In accordance with SFAS 115, debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

The following is a summary of debt securities:





                                              Gross       Gross       Estimated
                                              Unrealized  Unrealized  Fair
                                  Cost        Gains       Losses      Value
                                  __________  __________  __________  __________
March 31, 1995:
U.S. government securities
   and agencies. . . . . . . .    $4,355,000  $   1,000   $  (1,000)  $4,355,000
Corporate notes. . . . . . .         250,000          0      (5,000)     245,000
                                  __________  __________  __________  __________

                                  $4,605,000  $   1,000   $  (6,000)  $4,600,000


The amortized cost and estimated fair value of debt securities at March 31, 1995, by contract maturity, are as follows:


                                                                      Estimated
                                                     Cost             Fair Value
                                                     ___________      __________

Due in one year or less. . . . . . . . . . . . . .   $4,605,000       $4,600,000


Included in cash and cash equivalents. . . . . . .   $1,374,000       $1,374,000
Included in marketable securities. . . . . . . . .    3,231,000        3,226,000
                                                     ___________     ___________
                                                     $4,605,000       $4,600,000




4.   Acquisition of Merlin Pharmaceutical Corporation

On February 13, 1995, the Company completed its acquisition (the "Acquisition") of Merlin Pharmaceutical Corporation ("Merlin"), a privately-held gene therapy company. The Company issued 2,257,385 shares of common stock in exchange for all of the outstanding capital stock of Merlin and assumed options and warrants to purchase an aggregate of 742,615 shares of the Company's common stock at exercise prices between $0.01 and $1.943 per share. The shares are subject to lock-up provisions providing for the release of one-fourth of the shares at periods of 6, 12, 18 and 24 months after the closing and an escrow of 50% of the shares contingent upon the founding Merlin scientists remaining actively involved with the Company.

The transaction was accounted for as a purchase and the consideration issued by the Company was allocated to the tangible assets acquired based upon their estimated fair values on the Acquisition date. The aggregate purchase price of $13,702,000 consisted of (in thousands):


     Market value of common stock       $ 9,144
     Fair value of warrants
              and options assumed         3,110
     Acquisition costs and expenses         900
     Liabilities assumed                    548
                                        _______
          Total purchase price          $13,702
                                        =======


The aggregate purchase price exceeded the fair value of Merlin's tangible assets by $13,679,000. This amount was allocated to acquired in-process technology and written off to operations in fiscal 1995. The allocation of the aggregate purchase price was as follows (in thousands):


     Current assets                     $    23
     In-process technology               13,679
                                        _______
                                        $13,702
                                        =======

Item 2.  Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results Of Operations

     Somatix Therapy Corporation ("Somatix" or the "Company") is a research and development company in the field of gene therapy. The Company has not commercialized any of its product candidates and has experienced significant losses to date. Absent significant funding from research collaborations, the Company expects costs and expenses to exceed revenues in future periods. This will result in increasing losses for the next several years.

     On February 13, 1995, the Company completed the acquisition (the "Acquisition") of Merlin Pharmaceutical Corporation ("Merlin"), a private gene therapy company developing in vivo gene therapies, in which the Company acquired all outstanding capital stock of Merlin. The transaction was accounted for using the purchase method of accounting and the consideration issued by the Company was allocated to the tangible and intangible assets acquired. The resulting purchase price exceeded fair value of Merlin tangible assets by $13,679,000. This amount was allocated to acquired in-process technology and was written off in the current period. As a result of this transaction, cost and expenses for the three-month and nine-month periods ending March 31, 1995, include the write-off of $13,679,000 related to the acquired in-process technology.

     At March 31, 1995, the Company's accumulated deficit was approximately $140,215,000. Such losses have resulted principally from expenses incurred in the Company's research and development programs, the acquisition of new technology, and to a lesser extent, from general and administrative expenses. The Company expects to incur substantial and increasing losses for at least the next several years due primarily to the expansion of its research and development programs, including preclinical studies, clinical trials and manufacturing. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

     Revenues for the nine months ended March 31, 1995 were $250,000 compared to $2,000,000 in the same period in the prior fiscal year. Current fiscal year revenues were derived from a research agreement whereas prior fiscal year revenues resulted from technology licensing.

     Research and development expenses for the nine-month and three-month periods ended March 31, 1995 increased by $4,278,000 and $1,480,000, respectively, from the same periods in the prior fiscal year. Increases are due to clinical trials for oncology indications and ongoing support, both external and internal. Expenses will continue to increase as the Company initiates clinical trials for additional indications.

     General and administrative expenses for the nine-month and three-month periods ending March 31, 1995, increased by $37,000 and $93,000, respectively from the same periods in the prior fiscal year. Increases are due primarily to professional fees incurred in connection with funding and corporate partnership efforts.

     Other income consists principally of interest income earned on the Company's cash reserves. The decrease, to $259,000 in the first nine months of fiscal year 1995, from $322,000 for the same period in fiscal year 1994, was primarily due to smaller cash balances available for investment.

Liquidity And Capital Resources

     On March 31, 1995, the Company had cash, cash equivalents, and marketable securities of $5,357,000, compared with $20,222,000 on June 30, 1994. Operating expenses have exceeded revenues for a number of years. For the nine-month period ended March 31, 1995, capital expenditures amounted to $1,328,000. The capital expenditures/new leases included $346,000 for equipment for research and development and $287,000 for computer equipment and office furniture, and $695,000 for tenant improvements. Tenant improvements included $378,000 for a new office facility and $267,000 for design costs for a future manufacturing facility. The Company expects its cash requirements and net losses to increase significantly in future periods due to higher research and development costs and other expenses. The Company has no material capital commitments.

     Given its current operating plans, the Company anticipates that its existing cash will be sufficient to meet its cash requirements for the next three months. The Company's future cash requirements will depend upon many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the expense in conjunction with obtaining regulatory approvals, the rate of technological advances, the determination of the commercial potential of the Company's products under development, the status of competitive products, and the establishment of production capacity for clinical trials. The Company will be required to raise substantial additional funds in the near term, through collaborative research, development and commercialization relationships and public or private financings. Consummation of any such transaction would be subject to numerous conditions and contingencies, and there can be no assurance that any such transaction will occur. Because of the Company's significant long-term capital requirements, it may also seek to access the public equity markets if and when conditions are favorable, even if it does not have an immediate need for additional cash at that time. If the Company does not raise adequate funds in the near term, it may be forced to suspend research and development programs or take other actions that may have a material adverse effect on the Company's future financial position or results of operation.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.


     (a)  Exhibits

          The following documents are referenced or included in this report:

Exhibit
  No.
_______

2.1<F1>* Agreement and Plan of Reorganization dated December 19, 1994 as amended on January 18, 1995 and January 31, 1995 among Somatix, STC Acquisition Co. and Merlin Pharmaceutical Corporation. Reference
Exhibit Number 3.

10.0<F1> Escrow Agreement, dated as of February 3, 1995, by and between STC Acquisition Company, The First National Bank of Boston and the stockholders of Merlin Pharmaceutical Corporation. Reference Exhibit Number 4.

10.2<F1>*  Consulting and Repurchase Agreement, dated February 3,
1995, between Somatix and Samuel D. Waksal.  Reference Exhibit
Number 5.

10.3<F1>* Consulting and Repurchase Agreement, dated January 21, 1995, between Somatix and Thomas Shenk. Reference Exhibit Number 6.

10.4<F1>*  Consulting and Repurchase Agreement, dated February 3,
1995, between Somatix and R. Jude Samulski.  Reference Exhibit
Number 7.

10.5<F1>*  Consulting and Repurchase Agreement, dated February 3,
1995, between Somatix and Michael Kaplitt.  Reference Exhibit
Number 8.

10.6<F1>*  Consulting and Repurchase Agreement, dated February 3,
1995, between Somatix and Matthew During.  Reference Exhibit
Number 9.

10.7<F1> Indemnification Agreement, dated as of December 19, 1994 as amended by Amendment No. 1, dated as of February 3, 1995, among Merlin Pharmaceutical Corporation and Samuel D. Waksal. Reference Exhibit Number 10.

10.8<F1>  Promissory Note, dated February 2, 1995, by and between
Samuel D. Waksal and Somatix Therapy Corporation.  Reference Exhibit
Number 11.

10.9<F2> Merlin Pharmaceutical Corporation 1993 Stock Option Plan. Reference Exhibit Number 99.1.

10.10<F2> Non-Qualified Stock Option Agreement to be generally used in connection with Merlin Pharmaceutical Corporation 1993 Stock Option Plan. Reference Exhibit Number 99.2.

10.11<F2> Stock Option Assumption Agreement - Installment Option. Reference Exhibit Number 99.3.

10.12<F2> Stock Option Assumption Agreement - Immediately Exercisable Option. Reference Exhibit Number 99.4.

27  Financial Data Schedule

* Confidential Treatment has been requested for certain portions of this agreement.

[FN]

<F1>  Incorporated by reference to exhibit filed with registrant's
Amendment No. 1 to Current Report on Form 8-K/A as filed with the SEC on February 14, 1995.

<F2>  Incorporated by reference to exhibit filed with registrant's
Registration Statement on Form S-8 as filed with the SEC on March 3,
1995.

     (b)  Reports on Form 8-K.

          Amendment No. 1 to Current Report on Form 8-K/A dated February 13, 1995 and Amendment No. 2 to Current Report on Form 8-K/A dated March 2, 1995 were filed in the quarter ended March 31, 1995, with supplemental disclosure in Item 2, Item 5 and Item 7 thereto. The following financial statements were filed in conjunction with Amendment No. 2:

               Financial Statements of Merlin Pharmaceutical
Corporation for the period from inception (July 14, 1993) through June 30, 1994.

               Financial Statements of Merlin Pharmaceutical
Corporation for the period from inception (July 14, 1993) through November 30, 1994.

               Pro forma financial statements of Merlin Pharmaceutical Corporation and Somatix Therapy Corporation.

                  SOMATIX THERAPY CORPORATION

                        March 31, 1995

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



DATE:  April 21, 1995            By:  DAVID W. CARTER
                                 ___________________________
                                 President, Chief Executive
                                 Officer and Chairman of the
                                 Board





DATE:  April 21, 1995            By: MARK N.K. BAGNALL
                                 ___________________________
                                 Vice President, Finance
                                 (Principal Financial and
                                 Accounting Officer)