Form 10-Q/A
period 1995-03-31
SOMATIX THERAPY CORPORATION
filed 1995-05-12
CIK 791925

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q/A

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

                            _________

                        TABLE OF CONTENTS
                            _________


                                                         PAGE NO.

PART II.  OTHER INFORMATION

     Item 6  . . . . . . . . . . . . . . . . . . . . . . . . .  1

Exhibits Index and Reports on Form 8-K/A . . . . . . . . . . .  1

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . .  3

PART II.  OTHER INFORMATION

Item 6(a).   Exhibits.

          The following documents are referenced or included in this report:

Exhibit
  No.
_______

2.1<F1>*  Agreement and Plan of Reorganization dated December 19,
1994 as amended on January 18, 1995 and January 31, 1995 among
Somatix, STC Acquisition Co. and Merlin Pharmaceutical
Corporation.  Reference Exhibit Number 3.

3.1  Amended and Restated Certificate of Incorporation of Somatix
Therapy Corporation, as filed with the Delaware Secretary of State on November 29, 1994.

3.2 Bylaws of Somatix Therapy Corporation, as amended and restated September 29, 1994.

10.1<F1> Escrow Agreement, dated as of February 3, 1995, by and between STC Acquisition Company, The First National Bank of
Boston and the stockholders of Merlin Pharmaceutical Corporation.
Reference Exhibit Number 4.

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

10.11<F2>  Stock Option Assumption Agreement - Installment
Option.  Reference Exhibit Number 99.3.

10.12<F2>  Stock Option Assumption Agreement - Immediately
Exercisable Option.  Reference Exhibit Number 99.4.

10.13*  License Agreement, dated January 10, 1994, between Merlin
Pharmaceutical Corporation and University of Florida Research
Foundation.

10.14*  License Agreement, dated May 1, 1994, between Merlin
Pharmaceutical Corporation and University of Pittsburgh - of the
Commonwealth System of Higher Education.

10.15*  License Agreement, dated August 11, 1994, between Merlin
Pharmaceutical Corporation and The Research Foundation of State
University of New York.

10.16*  License Agreement, dated August 17, 1994, between Merlin
Pharmaceutical Corporation and University of Pittsburgh - of the
Commonwealth System of Higher Education.

10.17  Sublease Agreement, dated December 1, 1994, between
Merlin Pharmaceutical Corporation and ICAgen, Inc.

10.18* Amendment dated February 15, 1995 to License Agreement, dated May 1, 1994, between Merlin Pharmaceutical Corporation and
University of Pittsburgh - of the Commonwealth System of Higher
Education.

10.19 Employment Agreement, dated April 7, 1995, between Somatix and Jan Drayer, M.D.

27<F3>  Financial Data Schedule.

* Confidential Treatment has been requested for certain portions of this agreement.


[FN]

<F1>  Incorporated by reference to exhibit filed with
registrant's Amendment No. 1 to Current Report on Form 8-K/A as filed with the SEC on February 14, 1995.

<F2>  Incorporated by reference to exhibit filed with
registrant's Registration Statement on Form S-8 as filed with the SEC on March 3, 1995.

<F3>  Incorporated by reference to exhibit filed with
registrant's Form 10-Q as filed with the SEC on April 26, 1995.

                  SOMATIX THERAPY CORPORATION

                        March 31, 1995

                          SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 12, 1995              By: MARK N.K. BAGNALL
                                 ___________________________
                                 Vice President, Finance
                                 (Principal Financial and
                                 Accounting Officer)