Form 10-K
period 1995-06-30
SOMATIX THERAPY CORPORATION
filed 1995-09-27
CIK 791925

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               _________
                               FORM 10-K
(Mark one)
X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1995
                                  OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to
______________________________

                   Commission file number:  0-14758

                      SOMATIX THERAPY CORPORATION
        (Exact name of registrant as specified in its charter)

          DELAWARE                         94-2762045
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.

850 MARINA VILLAGE PARKWAY, ALAMEDA, CALIFORNIA 94501-1034
(Address of Principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (510) 748-3000

Securities registered pursuant to Section 12(b) of the Act:  None

                                   NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS      WHICH REGISTERED
                NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE
______________________________________________________________________
                           (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X             No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 18, 1995, was approximately $141,749,975 based upon the closing sale price of the registrant's Common Stock as reported on the NASDAQ National Market System on such date. The number of outstanding shares of the Registrant's Common Stock as of September 18, 1995 was 22,679,996.

                  DOCUMENTS INCORPORATED BY REFERENCE
          Parts of the following documents are incorporated by reference into Parts III and IV of this Form 10-K Report:
The Proxy Statement for the Registrant's Annual Meeting of
Stockholders scheduled to be held on November 16, 1995.

                      ANNUAL REPORT ON FORM 10-K
                FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                           TABLE OF CONTENTS





                                                                  PAGE

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
      Item 1.  Business. . . . . . . . . . . . . . . . . . . . .     1
      Item 2.  Properties. . . . . . . . . . . . . . . . . . . .    18
      Item 3.  Legal Proceedings . . . . . . . . . . . . . . . .    18
      Item 4.  Submission of Matters to a
                 Vote of Security Holders. . . . . . . . . . . .    18
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
      Item 5.  Market for Registrant's Common
                 Equity and Related Stockholder Matters. . . . .    20
      Item 6.  Selected Financial Data . . . . . . . . . . . . .    20
      Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations. . . . . . . . . . . . . . . . . . .    21
      Item 8.  Financial Statements and Supplementary Data . . .    23
      Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . .    40
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41
      Item 10. Directors and Executive Officers
                 of the Registrant . . . . . . . . . . . . . . .    41
      Item 11. Executive Compensation. . . . . . . . . . . . . .    41
      Item 12. Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . .    41
      Item 13. Certain Relationships and Related
                 Transactions. . . . . . . . . . . . . . . . . .    41
PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42
      Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K . . . . . . . . . . . . . .    42

                                PART 1

ITEM 1.             BUSINESS

The Company

          Somatix Therapy Corporation ("Somatix" or the "Company") is a leader in the field of in vivo and ex vivo gene therapy. The Company has established a substantial scientific and intellectual property position in the broadly enabling technology of gene transfer through the merger and acquisition of four companies:
Hana Biologics, Inc., Somatix Corporation, GeneSys Therapeutics Corporation and Merlin Pharmaceutical Corporation, as well as through internal development. Somatix is applying its core scientific expertise to the research and development of novel treatments for cancer, neurological diseases, and certain genetic diseases.

          In February 1995, Somatix acquired Merlin Pharmaceuticals Corporation, a gene therapy company developing adeno-associated viral vectors (AAV) and adenoviral vectors (AV) for in vivo gene therapy. In addition to acquiring important intellectual property in these vector systems, Somatix executed exclusive consulting relationships with two leading researchers in the gene transfer field: Richard Samulski, Ph.D. and Thomas Shenk, Ph.D. Combined with extensive existing vector biology research ongoing at the Company under the direction of Richard Mulligan, Ph.D., Chief Scientific Officer, this acquisition has accelerated the Company's development of multiple vector systems for both in vivo and ex vivo gene therapy.

          With the exception of fiscal year 1990 when the Company sold its cell biology and diagnostic product line, the Company's operations have been unprofitable since its inception, and will continue to be so, as its research and development programs expand.

Background of Gene Therapy

          Gene therapy is the genetic modification of cells for therapeutic benefit. Cells can either be removed from a patient, genetically modified and transplanted back into the patient (ex vivo gene therapy) or cells can be modified in the body through the administration of a vector that delivers the gene into certain cells (in vivo gene therapy). The product of the inserted gene is a protein which can act directly as a drug, such as proteins now injected into circulation, or indirectly as an inhibitor of a disease mechanism or as a vaccine to prevent and treat disease.

          Gene transfer vectors are the transport vehicles by which genes can be inserted into cells. While considerable research efforts are ongoing in novel vector systems in both academic and institutional laboratories, most commonly used approaches fall into two categories: viral-based vectors and non-viral or synthetic vectors. Each system has unique characteristics. These differences may be important in evaluating the clinical utility of each approach.

          Different cell types may be selected or targeted for modification based on their ability to secrete proteins systemically or locally, their capability to integrate into the tissue at the site of delivery, and their life spans. As a result, particular cell types may be better suited than others for the delivery of a specific protein or for the treatment of a specific disease. Researchers in the field of gene therapy are primarily working with seven major cell types as candidates for genetic modification: epithelial cells, fibroblasts, endothelial cells, hepatocytes, myoblasts, hematopoietic stem cells, and lymphocytes. These are all somatic cells, which differ from germ cells in that the genetic information contained in them is not passed on to future generations (offspring).

          Gene therapy approaches to treating disease are still in the development stage. A number of scientific challenges must be met before the therapeutic potential of gene therapy is realized and gene therapy products are commercially available. These challenges include attaining sufficient production of the desired gene transfer vectors, controlling or regulating the amount of the desired protein produced, targeting specific cell types for modification and demonstrating the safety and efficacy of any given approach in human clinical trials. In addition to its as yet unproven therapeutic effectiveness, gene therapy may cause unintended side effects. Because with certain gene transfer methods, the desired gene may be randomly inserted into a cell's genetic material, it is theoretically possible that a disease-causing gene could be activated. The Company believes that this is very unlikely and that other events besides gene activation must occur in order for such a disease to develop. Another issue is the possibility that a disabled virus could theoretically reassemble and become virulent.
The Company believes that its process for disabling viruses provides sufficient safeguards against such an event and that current testing procedures further reduce this risk. Additional research with respect to such unintended consequences will be necessary, however, before gene therapy products can be commercialized.

Core Science and Clinical Development Programs

Core Science

          Somatix has built, through several carefully selected mergers and acquisitions as well as substantial internal development activities, a broad-based, multiple gene transfer technology platform. The Company has active research and development efforts in several major gene transfer areas including retroviral, adeno-associated virus, adenoviral and synthetic vector systems.

          Led by the Company's founder and Chief Scientific Officer, Richard Mulligan, Ph.D., Somatix has established extensive internal research programs in vector biology. While the Company has historically had interests in several vector systems, the most advanced programs have been in retroviral vectors. With the acquisition of Merlin Pharmaceutical in February 1995, the addition of Richard Samulski, Ph.D. and Thomas Shenk, Ph.D. as core scientific consultants to the Company and the expansion of the Company's intellectual property base, Somatix has significantly augmented and expedited its research efforts in adenoviral and adeno-associated viral vectors. More recently, the Company has initiated a distinct synthetic vector development program utilizing expertise from the entire vector biology group.

          Another area of Somatix core science has focused on hematopoietic stem cell gene therapy. Genetic modification of hematopoietic stem cells offers a fundamental approach for the systemic delivery of proteins as well as the protection of certain blood cells from infectious diseases or toxic drugs. The Company's initial clinical application is in the treatment of chronic granulomatous disease (CGD). In collaboration with Harry Mallech, M.D. at the National Institutes of Health (NIH), the Company has started a Phase I clinical trial using gene therapy to treat this inherited disease. This is the Company's first clinical trial involving the genetic modification of hematopoietic stem cells. Future applications may include ADA-deficiency hemophilia, Gaucher's disease, and multi-drug resistance.

          The following table summarizes the current status of the Company's research and development programs:


======================================================================
Product                  Indication             Status         Partner

GVAX(TM) cancer vaccine  renal cell carcinoma   *PI completed     --
                         melanoma               *PI/II dose       --
                                                escalation
                         melanoma               *PI/II dose       --
                                                scheduling
                         prostate               *PI/II            --
                         colorectal             preclinical       --

Autologous fibroblasts   Parkinson's            preclinical       --
genetically altered to
produce TH

Autologous stem cells    chronic granulomatous  *PI            Baxter
genetically altered to   disease
produce the p47phox
gene

Allogeneic cell line     hemophilias A & B      preclinical    Baxter
modified to produce
factor VIII or IX,
implanted in membrane
device
======================================================================

* PI and PII refer to Phase I and Phase II clinical trial studies in humans.


Disease Indications

Cancer

          Cancer, the second leading cause of death in the United States, is a disease in which certain cells grow uncontrolled by the body's normal self-regulatory mechanisms. Over 1.2 million new cases of cancer are diagnosed each year in the United States.
While there are several dozen forms of cancer, Somatix's initial targets are renal cell carcinoma (RCC or kidney cancer), melanoma, prostate and colorectal cancers. Hundreds of thousands of patients are newly diagnosed with these cancers each year in the United States.

          The GVAXTM <F1> Cancer Vaccine. Somatix's lead therapeutic program is the GM-CSF transduced autologous tumor cell vaccine, or GVAX cancer vaccine. The GVAX cancer vaccine is composed of the patient's own (autologous) tumor cells which have been genetically modified to secrete the immune-stimulating protein granulocyte-macrophage colony stimulating factor (GM-CSF). Cytokine-transduced (e.g. IL-2, IL-4, gamma interferon, etc.) tumor cell vaccines have shown antitumor activity in several murine studies. Richard
Mulligan (Chief Scientific Officer and Director, Somatix) and colleagues were the first to systematically compare the efficacy of several genetically modified cancer vaccines differing only in the molecule being secreted from the engineered tumor cell. The
Mulligan studies showed the GM-CSF transduced tumor vaccine to be the most potent inducer of systemic antitumor immunity against challenge with live tumor cells. The study also demonstrated that lethally irradiated, GM-CSF transduced tumor cells were as effective as live tumor cells in the induction of antitumor
immunity.  The immune response was shown to be dependent on both
CD4+ and CD8+ T cells, and long lasting, as mice survived challenge with high doses of live tumor cells several months after vaccination.  The failure of nontransduced tumor vaccines,
formulated with soluble recombinant GM-CSF, to induce protective immunity proved the necessity of local cytokine delivery over many days. The generality of the GVAX concept was demonstrated in several murine tumor models including the colon carcinoma CT-26, the renal carcinoma RENCA, the fibrosarcoma CMS-5, the Lewis lung carcinoma, and the
____________________
<1>  GVAX is a trademark of Somatix Therapy Corporation.

Dunning rat prostate model. The GM-CSF transduced tumor cell vaccine was more potent than the nontransduced vaccine in every model tested.

          Based on this preclinical data and using its pilot manufacturing facility for ex-vivo gene therapy, the Company received FDA clearance to start Phase I clinical trials. The first trial began at the Johns Hopkins University in RCC in late 1993.
In May 1994, a second Phase I clinical trial started at the Netherlands Cancer Institute (NKI) using the GVAX cancer vaccine in advanced melanoma patients. A second Phase I advanced melanoma trial at the Dana Farber Cancer Institute started in March of 1995. Both of these cancers have shown responsiveness to immunotherapy approaches in these preliminary trials. The Company may initiate two other GVAX trials in the near future, one in colorectal cancer and the other in prostate cancer. The colorectal clinical trial will be funded by an outside party through Phase I/II.

          The Company will evaluate these trials to determine if the GVAX cancer vaccine has stimulated an immune response as determined by a test of the skin's reaction to an injection of irradiated tumor cells from the patient's tumor (a delayed type hypersensitivity or DTH test). In addition, in selected trials, the patients' peripheral blood will be analyzed for the presence of an immune response, including but not limited to the presence of tumor-specific cytotoxic T-lymphocytes (CTLs). While preliminary data are encouraging, it is too early to draw conclusions as to efficacy. The Company expects to begin a Phase II/III clinical trial in oncology in 1996.

          The Central Nervous System

          The central nervous system ("CNS") is an important target for new drug development. The brain controls most bodily functions but is one of the most difficult to treat with drugs since the blood-brain barrier prevents many drug molecules and most proteins from getting through to areas of the brain requiring treatment. Despite this latter limitation, drugs to treat CNS diseases are the second largest drug expenditure category behind cardiovascular drugs. Another limitation to CNS drug development is that the brain, a highly complex, inaccessible organ in which drug side effects can significantly limit their usefulness, has not lent itself easily to unlocking its biological secrets. In particular, the brain, while a single organ like the heart, liver etc., operates with many distinct regions as if they were separate organs tied together in a communications network, not unlike the complex computer networks of today. Therefore, even if drugs could be made to get through the blood-brain barrier, it is highly desirable to deliver them locally to the tissues in the specific region requiring therapy in order to avoid debilitating side effects. Biotechnology has made major inroads in understanding the biological mechanisms of the brain and gene therapy, in particular, appears to offer the greatest long term promise of being able to deliver drugs derived from this new understanding to tissues in specific regions of the brain. Gene therapy is also particularly well suited to neurological diseases because most are chronic in nature requiring constant long term therapy. Because of the lack of adequate drug therapy for major neurodegenerative diseases such as Alzheimer's and Parkinson's, this is a major priority for Somatix.

          Parkinson's Disease

          Gene therapy of Parkinson's disease is the Company's most advanced CNS program.

          Although the cause of the neurodegeneration that leads to Parkinson's is not known, it is known that a consequence of this degeneration, the loss of dopamine expression in the striatum of the brain, causes the debilitating symptoms of Parkinson's. Dopamine can be delivered to the brain through administering L-dopa, a precursor that is converted in the brain to dopamine, and it significantly alleviates the symptoms of Parkinson's. However, L-dopa's efficacy is sharply attenuated after multiple years of therapy in a majority of patients because of side effects of the drug thought to relate to the global exposure of the brain to the drug, the increased dosing required to overcome continued degeneration of dopaminergic neurons and the unnatural frequency of dosing. Therefore, Somatix is evaluating the use of gene therapy to transduce cells to produce a continuous and efficacious supply of dopamine in the striatum, possibly in conjunction with low doses of timed oral L-dopa administration. The gene required for transduction is the tyrosine hydroxylase gene (TH). An accurate preclinical disease model exists for Parkinson's Disease. This came about when in 1982 drug addicts took heroin containing the chemical MPTP that was found to cause symptoms and pathology indistinguishable from severe Parkinson's Disease. MPTP preclinical models prepared by Somatix and its investigators respond clinically and pharmacologically similar to humans with the naturally occurring disease. While no animal model can be an exact duplicate of the human, the MPTP model appears to date to be a most reasonable facsimile.

Another scientific reason why Parkinson's is an important opportunity for Somatix to focus on is due to the belief that administration of neurotrophic factors in the substantia nigra region of the brain where the majority of these dopaminergic neurons reside, may retard their degeneration and keep natural dopamine production at therapeutic levels for a significantly longer period of time. Recent preclinical data has strongly suggested that neurotrophic factors may have efficacy that could be both specific and potent for these particular dopaminergic neurons. Somatix may have to license certain genes for these factors in order to exploit fully a combination therapy.

          Parkinson's represents a significant commercial opportunity. There are approximately 750,000 people diagnosed with Parkinson's disease in the United States. Of these, approximately 600,000 have idiopathic disease, and approximately 390,000 are in the middle stages of Parkinson's disease. Of this population of 390,000, the Company believes that approximately 100,000 could potentially benefit from a gene therapy which could substantially improve their quality of life and keep them self-sufficient longer than L-dopa maintenance therapy. The typical patient with Parkinson's disease is diagnosed between 55 and 60 years of age, and lives 14 years postdiagnosis. The Company believes that the market potential for a safe and effective gene therapy for Parkinson's disease could be well over $1 billion annually in the United States alone.

          Developing both an ex vivo and in vivo approach to Parkinson's

          Somatix's initial approach to Parkinson's uses ex vivo gene therapy technology. The main advantage of this approach is the high level of control it affords because the cell population is well characterized and assured of gene expression (protein production) levels before implantation and because dopamine production is confined to just the striatum implant area requiring therapy. While pre-clinical evidence suggests the duration of the implants may prove to be acceptable in humans there is some risk that the TH production of the transplanted cells falls off or ceases prematurely. The potential safety risks of the in vivo approach are that the adeno associated virus (AAV) vector Somatix uses could elicit immune responses that destroy transduced cells or that the vector finds its way to other regions of the brain transducing cells and compromising normal neurotransmitter function. The Company is in the process of conducting experiments that are intended to be more conclusive regarding immunogenicity and the extent of vector diffusion, and is developing cell specific gene expression and targeting technology intended to limit gene expression in unwanted cells.

          Encouraging primate experiment results

          Ex vivo. The Company, in 1994, began a primate experiment with the MPTP model. Certain animals were control animals and certain animals received transduced autologous cell (fibroblast) implants. They were scored on a clinical rating scale composed of eight variables. All the implants were healthy, well vascularized within a reformed blood-brain barrier at the time of sacrifice with minimal reactions around the implants. All of the TH transduced animals showed immediate clinical improvement that lasted until they were sacrificed four months later. None of the animals that did not receive a TH transduced implant showed any clinical improvement for the time they remained alive although one that received a non-transduced implant showed a transient improvement in the first month following implantation. The fibroblast implants were vital at the time of sacrifice and all TH transduced animals showed clinical improvement supported by evidence of TH production in their brains, suggesting that the clinical improvement was caused by the TH production in the implant. These results will be confirmed and expanded on in an ongoing larger controlled primate experiment. The protocol for this experiment was finalized after a meeting with the FDA and its results, if confirmatory, are expected to lead to an IND filing to initiate human clinical trials in 1996.

          In vivo. In early 1994, collaborators of Merlin (acquired by Somatix in February 1995) completed a rodent experiment that demonstrated that in vivo injection of its AAV/TH vector in MPTP lesioned rats resulted in three to four month expression of TH prior to sacrifice and significant improvement in function. Later in the year these investigators confirmed these results in an MPTP primate model developed at Yale University that is somewhat different than Somatix's MPTP primate model. Gene expression was confirmed in all monkeys and no toxicity was observed. For the two and one-half months prior to sacrifice all the AAV/TH monkeys with severe symptoms of Parkinson's disease had partial behavioral recovery. Somatix is preparing to test these results in its own primate models in late 1995.

          Potential Competitive Risks in Parkinson's

          Beyond L-dopa therapy, there are two surgical approaches to Parkinson's disease which may be competitive with gene therapy:
fetal cell transplantation and pallidotomy. Neither approach has been fully tested in well-controlled clinical trials. Both have modest and uneven efficacy in addition to other drawbacks. Approximately 4-10 aborted fetuses are required to supply the necessary cellular material for fetal cell transplantation making it impractical for large scale use. There are some approaches to reducing this requirement but scientific and ethical hurdles remain. Pallidotomy attempts to destroy minute portions of the brain that control movement thereby ameliorating the rigidity, jerkiness and freezing in place experienced by later stage patients. The scientific hypothesis behind the procedure is that cells in the globus pallidus region of the brain that fire signals for movement are controlled by dopamine production and when it drops below a threshold level, these cells fire uncontrollably creating the abnormal movements that are a hallmark of Parkinson's. Blindness and paralysis are potential side-effects of the treatment. It also appears that some patients experience long term relief of their symptoms but many patients who experience immediate relief relapse quickly back to their original state, or worse.
Both fetal cell transplantation and pallidotomy are considered to be the practice of medicine and therefore not regulated by the FDA. Gene therapy, by contrast, will be regulated by the FDA and ultimately stands to benefit by the requirement for well-controlled clinical studies to prove its safety and efficacy.

          Alzheimer's Disease

          Alzheimer's disease, a condition characterized by progressive dementia, affects over 4 million Americans. The function of degenerating nerve cells which cause this disease could be enhanced by administration of nerve growth factor ("NGF"). Since NGF does not cross the blood-brain barrier, and the current method of using a catheter to deliver this chemical is impractical, Somatix is studying the use of NGF-modified cells for its delivery. This method involves genetically modifying a patient's own non-neural cells ex vivo with the gene for NGF, then implanting the cells into a specific area in the brain.

          Hemophilia

          Hemophilia A, a blood coagulation disorder resulting from the deficiency of the blood clotting protein factor VIII, may affect up to 25,000 Americans. Severe cases, approximately 70% of this patient population, are characterized by frequent and sometimes fatal episodes of internal bleeding into the soft tissues, joints, and intracranial space. The direct costs of treating severe Hemophilia A range from $80,000 to $130,000 per year.

          In November 1993, the Company entered into a collaborative development and license agreement with Baxter Healthcare
Corporation for the treatment of hemophilia through the use of genetically modified non-autologous cells. Pursuant to the agreement, the Company will develop and supply Baxter with a genetically modified cell line designed to over-produce the human blood clotting proteins factor VIII or factor IX, and Baxter will incorporate these transduced cells into their proprietary membrane device for in vivo production and delivery of these clotting factors. The agreement provides that Somatix shall develop and supply Baxter with all preclinical and initial clinical supplies of its transduced cell lines required for completion of the first clinical trial in humans. Baxter shall be responsible for conducting all preclinical and clinical trials, obtaining all regulatory approvals, manufacturing and supplying its implantable semipermeable and biocompatible membrane device to deliver the genetically modified cells, and ultimately establishing and maintaining a marketing and sales force.

          Baxter shall receive exclusive worldwide marketing rights with respect to such products, subject to non-exclusivity for failure to use diligent efforts. In addition to collaborating with Somatix on certain research and manufacturing at Somatix, Baxter shall pay Somatix a license fee, certain milestone payments, and royalties based on the sale of any products resulting from the collaboration. The parties have agreed to negotiate as to responsibility for manufacturing the necessary quantity of transduced cells for use in clinical trials and for commercial production. In addition, Somatix has agreed to provide Baxter with a right of first negotiation to certain other approaches for the treatment of hemophilia A and B.

          In November 1993, Somatix entered into another agreement with Baxter Healthcare Corporation for the supply of gene transfer vectors to treat Chronic Granulomatous Disease (CGD). This disease is caused by a hereditary defect which results in a patient's inability to kill certain bacterial fungi. This condition is marked by increased susceptibility to infection, which can lead to death. The collaboration envisages Somatix and Baxter working with Dr. Harry Malech of The National Institutes of Health to replace the defective gene in white blood cells. The collaborators' approach will be to attempt to correct the gene defect in stem cells, the precursor of all blood cells which can be isolated from patient blood using proprietary stem cell selection technology.

Commercial Development

          Somatix believes that the near-term potential of gene therapy for the disease indications it is pursuing lies in the ex vivo genetic modification of cells. In the United States, gene therapy will be regulated by the FDA's Center for Biologics Evaluation and Research ("CBER"). For ex vivo gene therapy, CBER regulation places a statutory emphasis on manufacturing; that is, the genetic modification and processing of cells. To ensure compliance with FDA/CBER regulation, Somatix will carry out the ex vivo modification and processing of cells at facilities under its own control. Somatix is pioneering the development of the regulatory and manufacturing systems needed for adherence to biologics regulation as it applies to ex vivo gene therapy. Somatix has established a pilot cell processing capability which is designed to comply with Good Manufacturing Practices (GMP). The production of genetically modified cells is intensive in its requirements of labor, materials, and facilities. The scale-up of Somatix's cell processing capabilities will therefore require a significant investment in both the regulatory and manufacturing infrastructure.



          The Company intends to market and sell some of its products directly, while relying on sales and marketing expertise of potential corporate partners for other programs. The decision to market products directly or through corporate partners will be based on a number of factors, including market size and concentration, the size and expertise of the partner's sales force in a particular market, and the Company's overall strategic objectives. The Company is currently engaged in discussions with potential partners.

Competition

          The Company is aware of several development stage and established enterprises, including prominent pharmaceutical and biotechnology firms, which are exploring the field of human gene therapy or are actively conducting research in areas of gene insertion using retroviral vectors and other methods. The Company may also experience competition from other companies which have acquired or may in the future acquire technology from universities and other research institutions. As these companies develop, they may build or acquire proprietary positions involving certain aspects of gene therapy. Competitors have been acquired by Companies with greater resources than the Company has available.

          Some disease indications included in Somatix's gene therapy program focus are already being treated. In some cases the treatment is expensive, and not completely successful. While
Somatix believes that gene therapy has the potential to provide more effective treatment than these current therapies, there is no assurance that other companies will not develop treatments superior to Somatix's gene therapy.

Patents, Proprietary Rights and Licenses

          The Company's proprietary position includes rights under patents and patent applications covering genetically modified cells, methods of transferring foreign genes into such cells, and the use of these cells to treat certain diseases. Patent positions in the field of biotechnology are generally highly uncertain and involve complex legal and scientific questions. To date, no consistent policy has been developed in the U.S. Patent and Trademark Office regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications licensed to the Company will result in the issuance of patents, or that, if issued, patents will afford the Company protection against competitors with similar technology.
The Company also relies upon unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights with regard to such unpatented proprietary technology or that competitors will not duplicate or independently develop substantially equivalent technology.

          The Company believes that there may be a significant amount of litigation in the industry involving patent and other intellectual property rights in the gene therapy area. If the Company were involved, regardless of the outcome, a substantial expenditure of the Company's financial and human resources might be required to defend the Company's intellectual property. The Company's processes and products may be the subject of infringement actions if they are thought to infringe patents which have been granted to competitors or research institutions. In the event infringement actions were filed against the Company, damages would be sought, and certain research and products might be enjoined, if such patents were found by a court of competent jurisdiction to be valid, infringed, and enforceable. If such an action were successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to use the affected process or manufacture the affected product, or to cease using such process or product. There can be no assurance that the Company would prevail in such litigation, or that any required license would be made available on acceptable terms, or at all. In addition to the defense of infringement actions, the Company could incur substantial costs in lawsuits in which the Company's patents may be asserted by it against another party for that party's infringing activities.

          One of the Company's competitors has been granted an exclusive license to a United States patent issued to the National Institute of Health covering ex vivo gene therapy. While the Company has licensed two U.S. patents covering the ex vivo modification of epithelial cells and one U.S. patent covering the ex vivo modification of cells to treat diseases of the central nervous system, and while all three patents' filing dates are earlier than the filing date of the competitor's licensed patent, there can be no assurance that the competitor's patent will not prevail and that if it prevails, that any rights under such will be available to the Company on commercially reasonable terms, or at all.

          In addition, the Company is aware that a competitor has licensed pending patent applications relating to certain types of genetically modified cells. For example, the Company is aware of a pending application covering certain genetically modified endothelial cells and their use in gene therapy. The patent application is assigned to the U.S. government, and the Company believes that it is exclusively licensed to a competitor. However, this application has a filing date later than the filing date of the endothelial cell patent rights licensed to the Company. Rights to endothelial cells and their use are undetermined, and may not be determined for some time. European patent rights for endothelial cells have been granted to the Company, and no opposition has been filed against these rights.

          Because patent applications in the United States are maintained in secrecy, and because publication of discoveries in the scientific literature lags behind the actual discoveries, Somatix cannot be certain that its licensors were the first creators of inventions covered by its pending patent applications or that they were the first to file such applications.

          In order to manufacture and market its products, the Company may be required to obtain licenses to patents or other proprietary rights of third parties. There can be no assurance that the Company will be able to obtain a license to any third party technology which it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost.
If the Company does not obtain such licenses, it could encounter delays in introducing any such potential products while it attempts to design around such patents, or it could find that the development, manufacture or sale of such products is foreclosed. Failure by the Company to obtain a license to a technology which it may require to commercialize its technologies or products may have a material adverse effect on the Company.

          Somatix's policy is to file, where appropriate, patent applications based on its own research to protect technology, inventions, and improvements which are important to the development of its business. For example, the Company has filed several patent applications on inventions related to the engineering of viral gene therapy vectors and non-viral gene therapy vectors. The Company also relies on trade secrets, expertise, continuing technological innovations, and licensing opportunities to develop and maintain its competitive position. Somatix intends to continue to aggressively pursue patent applications to issuance and to defend its patents against third parties.

          To date, Somatix's proprietary position also includes patents and patent applications licensed-in from academic institutions and a corporation. The Company's licensed-in proprietary position includes:

          Gene Transfer Methodology. Somatix and the Whitehead Institute jointly own patent applications which have been filed in the United States, Europe, Japan, Canada, and several other countries. These applications cover modified disabled retroviruses used to transfer genes into cells which the Company is developing in its programs.

          Somatix also has an exclusive license from The Whitehead Institute to patent applications in the United States, Europe, and Japan that cover packaging cell lines used to produce vectors, methods of construction, and methods of use for introducing DNA into cells.

          In connection with its acquisition of Merlin Pharmaceutical Corporation in February 1995, the Company has obtained licenses to alternative gene transfer methodology from DNX, Inc., the University of Pittsburgh, Yale University and the State University of New York. Under these licenses, the Company has exclusive rights to several important inventions and patent applications for novel adeno-associated virus (AAV) vectors, for the production and use of those vectors for gene therapy applications.

          Cell Types. Somatix has an exclusive license from The Whitehead Institute to two U.S. patents covering genetically modified epithelial cells and methods for creating; an additional application is pending. Additionally, a European patent and an Israeli patent have been granted and are exclusively licensed to the Company.


          Somatix has an exclusive, worldwide license from The
Whitehead Institute to patent applications for other cell types useful in gene therapy. These applications have been filed in the United States, Canada, Europe, and Japan and cover transduced fibroblasts, hepatocytes and endothelial cells, as well as methods for their creation and use in gene therapy.

          Somatix has an exclusive, worldwide license from The Salk Institute to a U.S patent application covering genetically modified fibroblasts for implantation in patients.

          Gene Therapy Applications. Somatix has an exclusive, worldwide license from the University of California to an issued patent covering methods for treating diseases of the central nervous system using genetically modified cells.

          Somatix has an exclusive, worldwide license from The Johns Hopkins University and the University of Texas to a patent application for the use of genetically modified cells for cancer vaccines.

          Additionally, the Company is negotiating additional exclusive rights to related technology including other viral vectors for certain gene therapy applications which may be useful in the Company's programs.

          The Company has acquired significant proprietary rights under license agreements which permit the licensors to terminate those agreements in the event of certain material breaches by the Company. Although the Company has no reason to believe it is currently in default under any of these agreements, there can be no assurance that such defaults will not occur in the future. Should a default occur, and should any of those agreements be terminated, the Company could lose the right to continue to develop one or more of its potential products.

Access to Proprietary Genes

          Some of the genes used by the Company in its gene therapy products are or may become patented by third parties. As a result, the Company may be required to obtain licenses under such patents in order to conduct certain research or to manufacture or market products that contain proprietary genes. There can be no assurances that these licenses will be granted. For example, the Company is aware of a United States patent for a factor VIII gene sequence which has been licensed to a competitor for exclusive use in certain cell types. These patent rights, however, are believed to be involved in a multi-party interference in the USPTO, whereby the patent rights licensed to the competitor were awarded to another party to the interference. The Company does not currently believe that the license will materially impact its ability to commercialize its planned therapy for hemophilia patients. The Company is also aware that the European rights to the gene for human GM-CSF have been granted to a competitor. Following an Opposition proceeding, this patent was confirmed by the European Patent Office's Opposition Division. However, this award is currently on appeal, and the European Technical Board of Appeals is allowing new technical information to be introduced by the appellants. In addition, the European PTO has granted another patent which purportedly covers the gene for murine and human GM-CSF. An Opposition to invalidate this patent has been filed by another company. A resolution of this Opposition is not likely to occur for the next one to three years. The Company is also aware that the U.S. rights to the gene for GM-CSF have not been determined. Accordingly, it is uncertain whether the Company will need to obtain rights to the use of the GM-CSF gene or, if needed, that the Company will be able to obtain rights on reasonable commercial terms.

Government Regulation

          The Company's potential products will be subject to regulation by the FDA and will require FDA approval before being commercially marketed for human therapeutic use in this country. Similar regulatory approval is also required in foreign countries. The Company believes that its potential products will be regulated by the FDA as biologic products. In order to initiate the clinical trials needed to obtain supporting data for marketing approval, the Company must file an IND with the FDA. An IND includes the results of preclinical studies, details of the manufacture of product and a detailed description of the proposed plan for clinical trials. If the FDA finds deficiencies in the proposed plan, or otherwise concludes that it would not be reasonably safe to proceed with the planned studies, it may require changes in the IND before allowing the clinical studies to begin.

          Clinical trials are usually conducted in three phases that may take several years to complete. The initial Phase I clinical studies are primarily conducted to establish safety; however, some Phase I clinical studies that involve terminal diseases may include preliminary efficacy evaluations as well. Phase I studies may last from six months to over one year, and usually involve 15-50 people. Once safety parameters are established, Phase II studies are initiated to determine therapeutic activity, as well as optimal dosing and route of administration. Phase II studies may involve
20 to 100 people or more. Phase III studies are conducted to demonstrate therapeutic efficacy in a statistically significant manner at the optimal dose, route and schedule of administration. These studies may include 200 to 1,000 patients. During all phases of clinical trails, the FDA must be given periodic progress reports and must be notified regarding adverse reactions, clinical protocol changes and product changes. The FDA may suspend clinical studies if clinical data indicate that patients are being subjected to unreasonable risks. The uncertainty of the regulatory and clinical research process could adversely affect the Company's ability to clinically test, manufacture or market products.

          Once clinical trials are completed, the product must receive FDA marketing approval. The Company must submit a Product License Application (PLA) and Establishment License Application (ELA). Generally, the FDA takes between one and five years to review these applications, and once approved, continues to monitor the effects of the treatment. Even if a product is made commercially available, the FDA has the power to limit or prevent further production, based on findings of its surveillance program.

          Additionally, the NIH has established guidelines for research involving recombinant DNA molecules, which Somatix uses. The Company now complies with, and intends to continue to comply with these guidelines. Current guidelines state that proposals to conduct clinical research involving gene therapy must be reviewed by the NIH's Recombinant DNA Advisory Committee. Somatix's renal cell carcinoma and U.S. melanoma protocols have been approved by this body.

          As discussed, gene therapy is a novel approach to treating disease. Since it has not been tested extensively in humans, regulatory requirements governing its testing are subject to review. The uncertainty of these requirements may result in extensive delays in initiating clinical trials and in the regulatory approval process. Regulatory requirements ultimately imposed could adversely affect the Company's ability to test, manufacture or market products.

          On October 25, 1993, the vaccines and related biological products advisory committee to the Center for Biologics Evaluation and Research ("CBER") of the FDA met to review issues related to gene therapy, including the use of retroviruses and adenoviruses. The committee did not recommend limiting the use of viral vectors in gene therapies and made certain recommendations that will be incorporated into a revision of the FDA's 1991 "Points to Consider" document related to gene therapies and somatic cell therapies.

Compliance with Environmental Laws

          The Company's business is subject to regulation under state and federal laws regarding environmental protection and hazardous substances control. The Company believes that its compliance with these laws has had no adverse impact upon its capital expenditures, earnings or competitive position. Federal and state agencies and congressional committees have expressed interest in further regulation of applications of biotechnology.

The Company is unable to estimate the extent and impact of regulation in the biotechnology field resulting from such future federal, state or local legislation or administrative action.

                             RISK FACTORS


FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

          The Company anticipates that its existing cash, together with the net proceeds of this private placement and interest income, will be adequate to satisfy its capital requirements for at least the next twelve months. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost of obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products and the establishment of manufacturing capacity. The Company anticipates that it will be required to raise substantial additional funds, including funds raised through collaborative relationships and public or private financings. Because of the Company's significant long-term capital requirements, it may seek to access the public equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. No assurance can be given that additional financing will be available on acceptable terms, or at all. If adequate funds are not available, the Company will be required to curtail significantly its research and development programs or may be required to discontinue its programs in their entirety and liquidate its assets.

EARLY STAGE OF DEVELOPMENT; NO DEVELOPED OR APPROVED PRODUCTS

          Somatix's potential gene therapy products are in research and development. No revenues have been generated from the sale of any of such products, nor are any such revenues expected for at least the next several years. The products currently under development by the Company will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's potential gene therapy products will prove to be safe and effective in clinical trials or that any commercially successful products will ultimately be developed by the Company. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably.

TECHNOLOGICAL UNCERTAINTY

          Gene therapy is a new technology, and existing preclinical and clinical data on the safety and efficacy of gene therapy are very limited. Data relating to the Company's specific gene therapy approaches are even more limited. The Company's GVAX cancer vaccine product is being tested in Phase I human clinical trials primarily to determine its safety; none of the other products under development at the Company are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible serious side effects of gene therapy include viral infections, the initiation of cancers and possible autoimmune diseases in the patient. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of the Company's potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although the Company is testing one of its proposed products in Phase I clinical trials, there can be no assurance that the Company will be permitted to undertake human clinical trials for any of its other products or that the results of such testing will demonstrate safety or efficacy. Even if clinical trials are successful, there is no assurance that the Company will obtain regulatory approval for any indication, or that an approved product can be produced in commercial quantities at reasonable costs, or be successfully marketed. The Company has also recently begun development of in vivo approaches to gene therapy that will target specific cells. There can be no assurance that the desired specificity will be attained or that such products will not have serious side effects.

OPERATING LOSS AND ACCUMULATED DEFICIT

          The Company has incurred net losses since its inception. At June 30, 1995, the Company's accumulated deficit was approximately $149.5 million. Such losses have resulted principally from expenses incurred in the Company's research and development programs, the acquisition of new technology, and to a lesser extent, from general and administrative expenses. The Company incurred a loss of $39.1 million in fiscal 1995 and expects to incur substantial and increasing losses for at least the next several years due primarily to the expansion of its research and development programs, including preclinical studies, clinical trials and manufacturing. The
Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop,

commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

VOLATILITY OF STOCK PRICE

          The market prices for securities of biopharmaceutical and biotechnology companies (including the Company) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock.

UNCERTAINTY OF GOVERNMENT REGULATORY REQUIREMENTS; LENGTHY APPROVAL
PROCESS

          Because gene therapy is a relatively new technology and has not been extensively tested in humans, the regulatory requirements governing gene therapy products are uncertain and may be subject to substantial further review by various regulatory authorities in the United States and abroad. These uncertain requirements may result in extensive delays in initiating clinical trials and in the regulatory approval process. Regulatory requirements ultimately imposed could adversely affect the Company's ability to clinically test, manufacture or market products.

          The Company believes that its potential products will be regulated by the FDA as biologics. Each potential product for a specific disease application may be subject to regulation as a separate biologic, depending on its intended use and FDA policy. The regulatory process for new therapeutic products, including the required preclinical and clinical testing, is lengthy and expensive, and there can be no assurance that FDA approvals will be obtained in a timely manner, if at all. Future United States or foreign legislative or administrative actions could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain the necessary authorizations to initiate clinical trials or approvals to market any of its potential products. Even if FDA regulatory approvals are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in product marketing restrictions or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, many academic institutions and companies doing research in the gene therapy field are using a variety of approaches and technologies. Any adverse results obtained by such researchers in preclinical or clinical studies could adversely affect the regulatory environment for gene therapy products generally, possibly leading to delays in the approval process for the Company's potential products.

          On October 25, 1993, the vaccines and related biological products advisory committee to the Center for Biologics Evaluation and Research ("CBER") of the FDA met to review issues related to gene therapy, including the use of retroviruses and adenoviruses. The committee did not recommend limiting the use of viral vectors in gene therapies and made certain recommendations that will be incorporated into a revision of the FDA's 1991 "Points to Consider" document related to gene therapies and somatic cell therapies. There can be no assurance, however, that new guidelines will not be instituted, or that Somatix will be able to continue to comply with existing or future regulations.

          The Company's business is subject to regulation under state and federal laws regarding environmental protection and hazardous substances control. The Company believes that its efforts to comply with these laws have had no adverse impact upon its capital expenditures, results of operations or competitive position, but there can be no assurance that this situation will continue.
Federal and state agencies and congressional committees have expressed interest in further regulation of biotechnology. The Company is unable to estimate the extent and impact of regulation in the biotechnology field resulting from any future federal, state or local legislation or administrative action.

DEPENDENCE UPON KEY PERSONNEL AND COLLABORATIVE RELATIONSHIPS

            The Company's success is highly dependent on the retention of principal members of its management and scientific staff and the recruitment of additional qualified personnel. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have an adverse effect on the operations of the Company. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel in the areas of the Company's activities.
There is no assurance that Somatix will be able to continue to attract and retain the qualified personnel necessary for the development of its business. These activities are expected to require the addition of new personnel with expertise in the areas of clinical testing, manufacturing, marketing and distribution and the development of additional expertise by existing personnel. The failure to acquire such personnel or develop such expertise could adversely affect prospects for the Company's success.

          The Company has entered into consulting arrangements with former Merlin Pharmaceutical Corporation founders for their services with respect to adenoviral vector and adeno-associated viral vector technologies. While the Agreement and Plan of Reorganization with Merlin calls for a substantial reduction in shares to be issued to former Merlin stockholders if the founders do not exclusively work on Somatix projects for the first 18 months after the Merger, there can be no assurance that they will stay during the period or will continue to be associated with the Company once the 18 month period has been completed in August 1996.

          The Company has clinical trial arrangements with The Johns Hopkins University covering a Phase I clinical trial to treat kidney cancer patients, now in progress, and a Phase I/II clinical trial to treat prostate cancer patients for which RAC approval has been obtained, but for which no patients have yet been enrolled.
The Company has additional arrangements with the Netherlands Cancer Institute and the Dana Farber Cancer Center to treat melanoma patients in two separate Phase I clinical trials. Both trials are currently in progress. In the event that any of these relationships are terminated, the completion and evaluation of clinical trials could be adversely affected. In addition, the Company has an arrangement with the Parkinson's Institute of Santa Clara, California to provide animal facilities, animals and consulting services in connection with preclinical testing of its gene therapy product for Parkinson's disease. If the relationship were terminated, progress of preclinical testing would be adversely affected.


          The Company depends in part on the continued availability of outside scientific collaborators performing research, which may be funded by the Company, in certain areas relevant to the Company's research. These relationships generally may be terminated at any time by the collaborator, typically by giving 30 days' notice to the Company. The Company's scientific collaborators are not employees of the Company. As a result, the Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to Company activities. The Company's agreements with these collaborators as well as those with the Company's scientific consultants provide that any rights the Company obtains as a result of the research efforts of these individuals will be subject to the rights of the research institutions in such work. In addition, some of these collaborators have consulting or other advisory arrangements with other entities that may conflict with their obligations to the Company. For these reasons, there can be no assurance that inventions or processes discovered by the Company's scientific collaborators or scientific consultants will become the property of the Company.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

          Patent positions in the field of biotechnology are generally highly uncertain and involve complex legal and scientific questions. To date, there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents, especially in the area of gene therapy. Accordingly, there can be no assurance that patent applications and patents licensed to the Company will result in patents being issued or that, if and when issued, the patents will afford protection against competitors with similar technology. The Company has licensed two U.S. patents covering the ex vivo modification of cells to treat diseases of the central nervous system, and all three patents have filing dates earlier than the filing date of the competitor's patent. However, there can be no assurance that the competitor's patent will not remain in force, and if it does, that any rights under the patent will be available to the Company on commercially reasonable terms.
The Company also relies upon unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not duplicate or independently develop substantially equivalent technology.

          The Company's processes and potential products may conflict with patents which have been or may be granted to competitors, academic institutions, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin certain research, manufacturing and marketing of the affected process or potential product. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to use the affected process or to manufacture or use the affected product or cease using such product or process if enjoined by a court. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, or at all. The Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's financial and human resources, regardless of the outcome of such litigation.

          One of the Company's competitors has been granted an exclusive license to a United States patent issued to the National Institute of Health covering ex vivo gene therapy. While the Company has licensed two U.S. patents covering the ex vivo modification of epithelial cells and one U.S. patent covering the ex vivo modification of cells to treat diseases of the central nervous system, and while all three patents' filing dates are earlier than the filing date of the competitor's licensed patent, there can be no assurance that the competitor's patent will not prevail and that if it prevails, that any rights under such will be available to the Company on commercially reasonable terms, if at all.

          In addition, the Company is aware of pending patent applications which have been licensed to another competitor of the Company relating to certain types of genetically modified cells. For example, the Company is aware of a pending application covering genetically modified endothelial cells and their use in gene therapy. The patent application is assigned to the United States Government, and it is believed that the patent application is exclusively licensed to a competitor. There is no assurance that a license to this or related patent applications will be available to the Company. Furthermore, as gene therapy becomes more established, others may enter the field who have patent rights to genes and technology which may be used in gene therapy. If the Company is unable to obtain licenses to such patents, its business may be substantially and adversely affected. In addition, since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, Somatix cannot be certain that its licensors were the first creators of inventions covered by its pending patent applications or that they were the first to file patent applications for such inventions.

          In order to manufacture and market its products, the Company may be required to obtain licenses to patents or other proprietary rights of third parties. There can be no assurance that the Company will be able to obtain a license to any third party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost.
If the Company does not obtain such licenses, it could encounter delays in introducing any such potential products while it attempts to design around such patents, or it could find that the development, manufacture or sale of such potential products could be adversely effected. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or potential products may have a material adverse effect on the Company. In addition, the Company could incur substantial costs in defending itself in lawsuits brought against it on such patents or in lawsuits in which the Company's patents may be asserted by it against another party.

          A number of the DNA sequences which the Company expects to use in its gene therapy products are or may become patented by third parties. As a result, the Company may be required to obtain licenses under such patents in order to conduct certain research, to manufacture or to market products that contain proprietary genes. There can be no assurance that such licenses will be available on commercially reasonable terms, if at all. Although the rights to the DNA Sequence for the Form of Factor VIII used by the Company have not yet been determined, the Company is aware of United States patents for factor VIII DNA sequences that have been licensed to competitors for exclusive use in their gene therapy programs. Unless the Company can similarly license such sequences or other sequences, the Company may not be able to commercialize its hemophilia program. The Company is aware of proceedings to determine rights to the human GM-CSF cDNA sequence in the United States and Europe. In the United States, in the most recent public disclosure of which the Company is aware, the Board of Patent Appeals and Interferences granted a motion by a third party in an interference proceeding stating that the human GM-CSF CDNA sequence is not patentable over the prior art. In Europe, an

Opposition proceeding initiated by a third party to invalidate a European patent covering human GM-CSF CDNA was unsuccessful. The decision by the European Patent Office Opposition Division upholding the patent has been appealed by this third party. There can be no assurance of the outcome of these proceedings or the outcome of these proceedings on appeal, or that, if required, a license of rights to the gene sequence will be available to the Company on commercially reasonable terms, if at all.

          The Company has acquired significant proprietary rights under license agreements that permit the licensors to terminate those agreements in the event of certain material breaches by the Company. Although the Company is not currently in default under any of these agreements, there can be no assurance that such defaults will not occur in the future. Should a default occur, and should any of those agreements be terminated in the future, the Company could lose the right to continue to develop one or more of these potential products.

COMMERCIALIZATION:  LACK OF MANUFACTURING OR MARKETING EXPERIENCE

          The Company intends to market and sell some of its potential products directly, while relying on sales and marketing expertise of potential corporate partners for other programs. The Company has no experience in sales, marketing or distribution of biopharmaceutical products and has not developed a specific sales and marketing plan with respect to any of its potential products.
The decision to market products directly or through corporate partners will be based on a number of factors including market size and concentration, the size and expertise of the partner's sales force in a particular market and the Company's overall strategic objectives. The Company is currently engaged in various stages of discussions with potential partners. There can be no assurance that the Company will be able to establish such relationships on acceptable terms and conditions, or at all.

          The Company's current commercialization strategy is to sell genetically modified cells to hospitals and clinics. The Company will be required to operate facilities in which each patient's cells are genetically modified, processed and tested in compliance with the Good Manufacturing Practices published in the U.S. Code of Federal Regulations. Currently, the Company can manufacture genetically modified cells in quantities sufficient to meet its needs for clinical testing but does not have the capability to manufacture sufficient quantities to meet large-scale commercial requirements. The Company believes that its processes can be scaled-up efficiently to meet its anticipated future requirements, but there can be no assurance that problems or delays will not arise in such scale-up. The manufacture of sufficient quantities of the Company's potential products can be an expensive, time-consuming and complex process. If the Company is unable to develop such manufacturing capabilities, the Company's ability to commercialize its products will be adversely affected. This could prevent or delay submission of products for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company.

COMPETITION

          The gene therapy field is new and rapidly evolving, and it is expected to continue to undergo significant and rapid technological change. Rapid technological development could result in the Company's potential products, services or processes becoming obsolete before the Company recovers a significant portion of its related research, development and capital expenditures. The
Company will experience competition both from other companies in the field of gene therapy and from companies which have other forms of treatment for the diseases targeted by the Company. The Company is aware of several development stage and established enterprises, including major pharmaceutical and biotechnology firms as well as several major universities, which are exploring the field of human gene therapy or are actively engaged in research and development in areas including both retroviral vectors and other methods of gene transfer. To the Company's knowledge, at least one of these companies and several universities have participated in clinical trials using retroviral vectors. The Company may also experience competition from companies that have acquired or may acquire technology from such universities and other research institutions.
As these companies develop their technologies, they may develop proprietary positions in certain aspects of gene therapy. Certain competitors and potential competitors of the Company have substantially greater product development capabilities and financial, scientific, marketing and human resources than the Company, and other competitors of the Company may enter into collaborative relationships with other companies having such greater resources. Other companies may succeed in developing products earlier than the Company, obtaining FDA approvals for such products more rapidly than the Company, or developing products that are more effective than those proposed to be developed by the Company. There can be no assurance that research and development by others will not render the Company's technology or products obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies.

PRODUCT LIABILITY AND INSURANCE

          Clinical trials or marketing of any of the Company's potential products may expose the Company to liability claims resulting from the use of such products. These claims might be made directly by consumers, health care providers or by others selling such products. The Company currently maintains product liability insurance with respect to its former product lines and this coverage includes clinical trials. The policy coverage is $5 million and is on a claims made basis. There can be no assurance that the Company will be able to maintain such insurance or, if maintained, that sufficient coverage can be acquired at a reasonable cost. An inability to maintain insurance at acceptable cost or at all could prevent or inhibit the clinical testing or commercialization of products developed by the Company. A product liability claim or recall could have a material adverse effect on the business or financial condition of the Company.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

          The Company's research and development activities involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may be required to incur significant costs to comply with environmental laws and regulations in the future. The Company's operations, business or assets may be materially or adversely affected by current or future environmental laws or regulations.

REIMBURSEMENT

          In both domestic and foreign markets, sales of the Company's potential products will depend in part upon coverage and reimbursement from third-party payors, including health care organizations, including government agencies, private health care insurers and other health care payors such as health maintenance organizations, self-insured employee plans and the Blue Cross/Blue Shield plans. There is considerable pressure to reduce the cost of drug products. In particular, reimbursement from government agencies and insurers and large health organizations may become more restricted in the future. The Company's potential products represent a new mode of therapy, and, while the cost-benefit ratio of the products may be favorable, the Company expects that the costs associated with its products will be substantial. There can be no assurance that the Company's proposed products, if successfully developed, will be considered cost-effective by third party payors, that insurance coverage will be available or, if available, that such payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there can be no assurance that insurance coverage will be provided by such payors at all or without substantial delay, or, if such coverage is provided, that the approved reimbursement will provide sufficient funds to enable the Company to become profitable.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND RELATED MATTERS

          The future revenues and profitability of and availability of capital for biotechnology companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means.
For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's prospects.

Executive Officers of the Company

          The following table sets forth certain information with respect to the executive officers of the Company:


    NAME                        AGE               POSITION

David W. Carter                 56          Chairman and Chief
                                            Executive Officer

Richard C. Mulligan,
Ph.D.                           40          Executive Vice
                                            President, Research
                                            and Chief Scientific
                                            Officer

Jan I. Drayer, M.D.,
Ph.D.                           49          Executive Vice President,
                                            Gene Therapy Development

Edward O. Lanphier II           39          Executive Vice President,
                                            Commercial Development

Mark N.K. Bagnall               38          Vice President, Finance
                                            and Chief Financial
                                            Officer


          Mr. Carter has been Chief Executive Officer of the Company since September 1991, and has served as a director of the Company since 1988. From 1986 until joining Somatix in 1991, he was President and Chief Operating Officer of Northfield Laboratories, a company developing an artificial blood product. Mr. Carter is a member of the board of directors of Northfield Laboratories.

          Dr. Mulligan was a founder and director of Somatix Corporation from its formation in January 1988 until the Merger with Hana Biologics, Inc. in March 1991. Since that time, he has been a director and consultant to the Company, and has served as Chairman of the Scientific Advisory Board. Dr. Mulligan has been a member of the faculty of the Massachusetts Institute of Technology since 1981, where he currently holds the position of Professor of Molecular Biology. He is also a member of the Whitehead Institute for Biomedical Research, a research affiliate of MIT.

          Dr. Drayer joined Somatix in March 1995. Previously, he served as senior vice president of scientific affairs at G.H. Besselaar, a leading clinical research organization from 1990 to 1995, where he worked closely with Somatix in the areas of clinical development and regulatory affairs. Dr. Drayer was also with Boeringer Ingelheim as director of clinical research. He sits on the editorial boards of several clinical development journals.

          Mr. Lanphier joined the Company in July 1992 as Executive Vice President, Commercial Development. He was most recently Senior Vice President of Business Development and Marketing at Celtrix Pharmaceuticals, Inc. from December 1991 to July 1992. From 1988 to 1991 he was President and Chief Executive Officer of BioGrowth, Inc. Mr. Lanphier previously has held positions with Biotherapeutics, Inc., Synergen, Inc. and Eli Lilly & Company.

          Mr. Bagnall was named Vice President, Finance, and Chief Financial Officer of Somatix in July 1992. From September 1990 until that time, Mr. Bagnall served as Treasurer and Secretary after joining the Company as the controller in May 1988. Mr. Bagnall remains Secretary of the Company. Prior to joining the Company, Mr. Bagnall held positions in high technology companies as well as Arthur Young and Company. Mr. Bagnall is a Certified Public Accountant.

          Officers are appointed to serve, at the discretion of the board of Directors, until their successors are appointed. There are no family relationships among executive officers of the Company.

Employees

          As of June 30, 1995, the Company employed 107 individuals full-time, of whom 19 hold Ph.D. degrees, and 8 hold M.D. degrees. Of these employees, 23 were engaged in research, 71 in gene therapy development, and 13 in finance and administration. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that it maintains good relations with its employees.

ITEM 2.             PROPERTIES

          The Company operates a laboratory facility in Alameda, California. This facility houses the research and development staff and laboratories of the Company. The Company has occupied this facility since March 1987 and believes that it is well maintained and generally adequate for the Company's present needs and intended uses. The facility is located in a building of approximately 40,000 square feet at 850 Marina Village Parkway, Alameda, California 94501. The facility is leased through February 1997, at an approximate annual rent of $560,000. In addition, on July 1, 1994 the Company leased approximately 16,000 square feet of office space for the corporate headquarters and administrative staff at 950 Marina Village Parkway and on March 1, 1994 leased 26,000 square feet of shell space at 2060 Challenger Drive, Alameda for a prospective manufacturing site which is idle and is being marketed for sublease. The approximate annual rents are $213,000 and $380,000, respectively, through February 2004. The Company has a one-time option to terminate these leases after 5 years. 13,000 square feet of office space at 1301 Marina Village Parkway, leased at an approximate annual rent of $211,000 until September 1993 and $279,000 per year thereafter through November 1997, is idle and is being marketed for subleasing.

          As a result of the Merlin acquisition, the Company assumed Merlin's leased 2,500 square foot laboratory in Morrisville, North Carolina. The lease is through December 1995 at a cost of approximately $3,500 per month.

ITEM 3.             LEGAL PROCEEDINGS

          (a) No material legal proceedings to which Somatix was a party or of which any of its property was the subject were pending during fiscal 1995.

          (b) No material legal proceedings were terminated in the fourth quarter of fiscal 1995.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
                    HOLDERS

          No matters were submitted to a vote of the Company's stockholders during the last quarter of the fiscal year ended
June 30, 1995.

                                PART II

ITEM 5.             MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

          Shares of the Company's common stock commenced trading in the over-the-counter market on the NASDAQ National Market on June 5, 1986, under the symbol "HANA". On March 15, 1991, as a result of the Merger of Hana and Somatix and the subsequent name change to Somatix Therapy Corporation, the trading symbol was changed to "SOMA". As of June 30, 1995, there were approximately 1016 holders of record of the Company's common stock.

          The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

          The following table sets forth, for fiscal periods indicated, the range of high and low closing sale prices available for the fiscal years 1995 and 1994.



          1995                          HIGH                     LOW

          Fourth Quarter               $  5 1/16              $ 3
          Third Quarter                   5 1/4                 2 7/8
          Second Quarter                  5 1/2                 2 7/8
          First Quarter                   6 5/8                 4 1/8

          1994                          HIGH                      LOW

          Fourth Quarter               $ 7 3/8                $ 4 1/4
          Third Quarter                  9                      5 3/8
          Second Quarter                 9 1/8                  6
          First Quarter                  7 3/4                  5 1/4


ITEM 6.             SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data:


                                                              FISCAL YEAR ENDED JUNE 30,
                             ______________________________________________________________________________________________
                                    1995              1994              1993                 1992                1991
                                                (in thousands except per share data)
Revenues:
   Licensing agreement . .   $             --    $         2,000   $             --   $              --   $              --




   Research agreements . .                250                900                 --                  --                  --
Contract
      manufacturing. . . .                 --                 --                 --                  69               2,564
                             ________________    _______________   ________________   _________________   _________________
      Total revenues . . .                250              2,900                 --                  69               2,564

Costs and Expenses:
   Cost of revenues. . . .                 --                 --                 --               1,035               2,149



Research and
      development. . . . .             18,395             13,186             12,732               7,444               5,759
General and
      administrative . . .              4,699              3,895              3,903               2,568               2,070
Restructuring costs. . . .              2,752                 --                 --                  --                  --
In-process
      technology . . . . .             13,679                 --                 --              33,038              19,381
                             ________________    _______________   ________________   _________________   _________________
   Total costs and
        expenses . . . . .             39,525             17,081            16,635               44,085              29,359

Operating loss . . . . . .            (39,275)           (14,181)           (16,635)            (44,016)            (26,795)
Other income, net. . . . .                222                474                 964                793                 844
                             ________________    _______________   ________________   _________________   _________________
Net loss . . . . . . . . .   $        (39,053)   $       (13,707)  $        (15,671)  $         (43,223)  $         (25,951)
                             ================    ================  ================   =================   =================

Net loss per share . . . .   $          (2.34)   $         (0.95)  $          (1.19)  $           (4.43)  $           (7.92)
                             ================    ================  ================   =================   =================

Shares used in calculation
   of net loss per
   share . . . . . . . . .             16,661             14,418             13,191               9,752               3,277

Consolidated Balance Sheet Data:

Total assets . . . . . . .   $         19,128   $         25,747  $          23,524  $           38,755  $           13,531
Capital lease obligations,
   noncurrent portion. . .              1,692              1,627                176                 330                 384
Stockholders' equity . . .             10,489             21,846             21,552              36,510              11,179


ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          OVERVIEW In February 1995, the Company completed the acquisition of Merlin Pharmaceutical Corporation ("Merlin") a privately held gene therapy company, pursuant to a stock transaction whereby a subsidiary of the Company was merged into Merlin. As a result of the Merlin acquisition, the Company wrote-off to operations an amount equal to $13.7 million in fiscal year 1995. With the exception of fiscal year 1990, when the Company sold its cell biology and diagnostic product line, the Company has been unprofitable since its inception and expects to continue to incur operating losses in future periods due to continued requirements for product development, clinical trials, regulatory activities and other areas. As of June 30, 1995, the Company had an accumulated deficit of $149.5 million.

          RESULTS OF OPERATIONS Revenues for the fiscal year ending June 30, 1995 were $250,000 compared to $2,900,000 in fiscal year 1994. There were no revenues in fiscal year 1993. Revenue in fiscal year 1995 was derived from a research agreement with Baxter Healthcare Corporation. In fiscal year 1994, revenues were derived from research and licensing agreements with Baxter Healthcare Corporation and a private group of investors.

          On June 29, 1995, the Company completed a restructuring and cost savings program separating its research and development infrastructure into two groups. The development group will focus on clinical trials and product development and the research group will focus on gene transfer technologies for various medical applications. As a result of the restructuring, the Company recorded a restructuring charge of $2,752,000, consisting principally of employee severance pay, the accrual of future rent obligations including the write-off of leasehold improvements, and the write-down of certain assets.

          Research and development expenses increased by $5,209,000 in fiscal year 1995 and increased by $454,000 in fiscal year 1994.
The increase in research and development expenses in fiscal year
1995 was primarily due to increased staffing, recruitment costs, patent legal services, technology license fees, supplies, and research contracts to meet the requirements of increased preclinical and clinical activities in progress. The increase in research and development expenses in fiscal year 1994 was due primarily to pre-clinical and clinical activities. The Company expects research and development expenses to increase in future periods as the Company's preclinical and clinical activities progress.

          General and administrative expenditures increased $804,000 in fiscal year 1995 and decreased $8,000 in fiscal year 1994. The increase in fiscal year 1995 was primarily due to the write-off of $741,000 of future rent expenses and leasehold improvements associated with the former corporate headquarters which the Company is currently marketing for sublease. The Company expects general and administrative expenses to increase in future periods in support of expanded research efforts.

          Other income consists principally of interest income earned on the Company's cash balances. Changes in other income are due to fluctuations in cash balances available for investment and returns on cash invested in recent periods.

          LIQUIDITY AND CAPITAL RESOURCES On June 30, 1995, the Company had cash, cash equivalents, and marketable securities of $14,576,000 compared with $20,222,000 on June 30, 1994. The decrease in cash, cash equivalents and marketable securities is directly attributable to operating expenses associated with pre-clinical and clinical trial activities. Subsequent to June 30, 1995, the Company received $10 million from an equity investment in the Company (see Note 10 to the Consolidated Financial Statements). Operating expenses have exceeded revenues every fiscal year, except 1990, since the Company's inception. For the year ending June 30, 1995, capital expenditures were $1,496,000, including $479,000 for research and development equipment, $213,000 for microcomputer equipment, peripherals, and software, $380,000 for leasehold improvements to corporate headquarters, and $291,000 for preliminary engineering expense for a proposed manufacturing facility. The Company expects its net losses to increase significantly in future periods due to increased research and development costs and other expenses.

          The Company anticipates that its existing cash will be sufficient to meet its cash requirements for at least the next twelve months. The Company has financed its operations since inception principally through the sale of equity securities, contract research revenues, license fees and interest income. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost of obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products and the establishment of manufacturing capacity. The Company anticipates that it will be required to raise substantial additional funds, including funds raised through collaborative relationships and public or private financings. Because of the Company's significant long-term capital requirements, it may seek to access the public equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. No assurance can be given that additional financing will be available on acceptable terms, or at all. If adequate funds are not available, the Company will be required to curtail significantly its research and development programs or may be required to discontinue its programs in their entirety and liquidate its assets.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


                     INDEX TO FINANCIAL STATEMENTS

          Financial Statements:                                   PAGE

        Report of Independent Auditors . . . . . . . . . . .       24
        Consolidated Balance Sheets at
          June 30, 1995 and 1994 . . . . . . . . . . . . . .    25-26
        Consolidated Statements of Operations for Years Ended
          June 30, 1995, 1994, and 1993  . . . . . . . . . .       27
        Consolidated Statements of Stockholders' Equity for
          Years Ended June 30, 1995, 1994, and 1993. . . . . .  28-29
        Consolidated Statements of Cash Flows for Years Ended
          June 30, 1995, 1994, and 1993. . . . . . . . . . .    30-31
        Notes to Consolidated Financial Statements . . . . .    32-40


        All financial statement schedules of the registrant for the years ended June 30, 1995, 1994, and 1993 have been omitted since the information is not required or is not so material as to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                    REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Somatix Therapy Corporation

          We have audited the accompanying consolidated balance sheets of Somatix Therapy Corporation as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somatix Therapy Corporation at June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP

July 28, 1995, except Note 10 as to which the date is August 14, 1995
San Francisco, California

                                                      SOMATIX THERAPY CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS

                                                                ASSETS


                                                                                      JUNE 30
                                                                          ________________________________

                                                                   1995                                   1994
                                                                __________                             __________
Current assets:
   Cash and cash equivalents                         $                     14,326,000         $                    777,000
Marketable securities                                                         250,000                           19,196,000
Other current assets                                                          726,000                              901,000
                                                     ________________________________         ____________________________
  Total current assets                                                     15,302,000                           20,874,000
Marketable securities                                                               -                              249,000
Restricted cash                                                               300,000                              250,000
Equipment and improvements, at cost:
   Laboratory and production
     equipment                                                              3,942,000                            4,040,000
   Equipment under capital leases                                           3,078,000                            2,107,000
   Furniture and office equipment                                           1,115,000                            1,204,000
   Leasehold improvements                                                   3,781,000                            3,555,000
                                                     ________________________________         ____________________________
     Total equipment and
       improvements                                                        11,916,000                           10,906,000
   Less accumulated depreciation
     and amortization                                                       8,523,000                            6,720,000
     Net equipment and
       improvements                                                         3,393,000                            4,186,000
Other assets                                                                  133,000                              188,000
                                                    _________________________________         ____________________________
         Total assets                               $                      19,128,000         $                 25,747,000
                                                    =================================         ============================





                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued
      liabilities                                   $                       2,642,000         $                  1,418,000
   Accrued compensation and
      related expenses                                                        992,000                              311,000
  Capital lease obligations,
      current portion                                                         718,000                              517,000




  Accrued restructuring costs,
      current portion                                                         859,000                                    -
  Other current liabilities                                                   186,000                               15,000
                                                    _________________________________         ____________________________
      Total current liabilities                                             5,397,000                            2,261,000

Capital lease obligations, net of
   current portion                                                          1,692,000                            1,627,000
Accrued restructuring costs, net
   of current portion                                                       1,288,000                                    -
Other liabilities                                                             262,000                               13,000

Commitments

Stockholders' equity:
   Series A preferred stock, par value $0.01 per
      share; liquidation preference of $6,350,000;
      authorized 1,000,000 shares, issued
      and outstanding 254,000 shares in 1995 and
      none in 1994.                                                             3,000                                    -
   Common stock, par value $0.01 per share;
      40,000,000 shares, issued and outstanding
      20,991,996 shares in 1995 and 15,748,937
      shares in 1994.                                                         210,000                              157,000
   Additional paid-in capital                                             159,749,000                          132,109,000
   Accumulated deficit                                                   (149,473,000)                        (110,420,000)
                                                    _________________________________         ____________________________
Total stockholders' equity                                                 10,489,000                           21,846,000
                                                    _________________________________         ____________________________


        Total liabilities and
         stockholders' equity                       $                     19,128,000             $             25,747,000
                                                    ================================             ========================

                                                        See accompanying notes.


                                                      SOMATIX THERAPY CORPORATION
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEARS ENDED JUNE 30

                                                           ________________________________________________

                                                      1995                      1994                        1993
                                                  __________                __________                  ----------

Revenues:
  Licensing agreement                  $                       -   $                2,000,000  $                       -
  Research agreements                                    250,000                      900,000                          -
                                       _________________________   __________________________  _________________________
   Total revenues                                        250,000                    2,900,000                          -
                                       _________________________   __________________________  _________________________




Costs and Expenses:

  Research and
    development                                       18,395,000                   13,186,000                 12,732,000
  General and
     administrative                                    4,699,000                    3,895,000                  3,903,000
  In-process technology                               13,679,000                            -                          -
  Restructuring costs                                  2,752,000                            -                          -
                                       _________________________   __________________________  _________________________

    Total costs
      and expenses                                    39,525,000                   17,081,000                 16,635,000
                                       _________________________   __________________________  _________________________
Operating loss                                       (39,275,000)                 (14,181,000)               (16,635,000)
Other income, net                                        222,000                      474,000                    964,000
                                       _________________________   __________________________  _________________________
Net loss                               $             (39,053,000)   $             (13,707,000) $             (15,671,000)
                                       =========================    =========================  =========================

Net loss per share                     $                   (2.34)   $                   (0.95)  $                  (1.19)
                                   =========================    =========================  =========================   Shares
used in calculation of net
  loss per share                                      16,660,528                   14,417,679                 13,191,035
                                       =========================    =========================  =========================
                                                    See accompanying notes.

                                  27.

                                                      SOMATIX THERAPY CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    ADDITIONAL                     TOTAL

                                 PREFERRED STOCK               COMMON STOCK          PAID-IN       ACCUMULATED  STOCKHOLDERS'
                               ____________________        ____________________
                               SHARES        AMOUNT        SHARES        AMOUNT      CAPITAL         DEFICIT       EQUITY
                               _____         ______        ______        ______      _______       ___________  ____________

Years ended June 30, 1995, 1994
  and 1993

Balances, June 30, 1992. .           --            --    13,137,317  $    131,000  $117,421,000  $ (81,042,000) $ 36,510,000
                                                       ____________  ____________  ____________  _____________  ____________
Issuance of shares of common stock
  under stock option and purchase
  plans. . . . . . . . . .           --            --       137,736         2,000       711,000             --       713,000
Purchase and retirement of
  common stock . . . . . .           --            --        (8,447)           --            --             --            --
Net loss . . . . . . . . .           --            --            --            --            --    (15,671,000)  (15,671,000)
                                                       ____________  ____________  ____________  _____________  ____________
Balances, June 30, 1993. .           --            --    13,266,606  $   133,000   $118,132,000  $ (96,713,000) $ 21,552,000

Issuance of shares of
  common stock under
  stock option and
  purchase plans . . . . .           --            --        13,521           --         69,000             --        69,000
Private investment in public
  equity financing at $5.85
  per share, net of issuance
  costs. . . . . . . . . .           --            --     2,005,483        20,000    10,842,000             --    10,862,000
Issuance of common stock to
  investors at $6.88 per share,
  net of issuance costs. .           --            --       232,558         2,000     1,582,000             --     1,584,000
Issuance of common stock to
  investors at $6.50 per share,
  net of issuance costs. .           --            --       230,769         2,000     1,484,000             --     1,486,000
Net loss . . . . . . . . .           --            --            --            --            --    (13,707,000)  (13,707,000)
                                                       ____________  ____________  ____________  _____________  ____________
Balances, June 30, 1994. .           --            --    15,748,937  $    157,000  $132,109,000  $(110,420,000) $ 21,846,000





Issuance of shares of common stock
  under stock option and purchase
  plans. . . . . . . . . .           --            --       215,782         2,000        30,000             --       32,000
Issuance of common stock to and
  assumptions of options and
  warrants upon the acquisition
  of Merlin Pharmaceutical
  Corporation. . . . . . .           --            --     2,257,385        23,000    12,574,000             --   12,597,000
Private placement of common stock
  at $3.68 per share,
  net of issuance costs. .           --            --     2,769,892        28,000     8,689,000             --    8,717,000
Private placement of preferred
  stock at $25.00 per
  share. . . . . . . . . .      254,000  $      3,000            --            --     6,347,000             --    6,350,000



Net loss . . . . . . . . .           --            --            --            --            --    (39,053,000) (39,053,000)
                          ____________  ____________  ____________  ____________  ____________  _____________  ____________
Balances, June 30, 1995. .      254,000  $      3,000    20,991,996   $   210,000  $159,749,000  $(149,473,000) $10,489,000
                          ============  ============  ============  ============  ============  =============  ============
                                                      See accompanying notes.

                                                 SOMATIX THERAPY CORPORATION

                                                         __________

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED JUNE 30,
                                                      ________________________________________


                                                     1995                 1994                1993
                                                 __________           __________          __________
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . .       $     (39,053,000)   $    (13,707,000)   $    (15,671,000)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization . . .              1,965,000           1,466,000           1,232,000
  Write-off of acquired
     in-process technology. . . . . .             13,679,000                   -                   -
  Write-off of leasehold
     improvements . . . . . . . . . .                324,000                   -                   -
  Decrease (increase)
     in other current assets. . . . .                198,000            (140,000)           (320,000)
  Decrease (increase) in
     other assets . . . . . . . . . .                 55,000             (54,000)           (134,000)
  Increase (decrease) in accounts
     payable and accrued
     liabilities. . . . . . . . . . .                119,000             244,000             (72,000)
  Increase (decrease) in accrued
     compensation and related
     expenses . . . . . . . . . . . .                681,000             (45,000)             94,000
  Increase (decrease) in other
     current liabilities. . . . . . .                171,000             (17,000)            (75,000)

  Increase in accrued restructuring
     costs. . . . . . . . . . . . . .              2,147,000                   -                   -
  Increase (decrease) in other
     liabilities. . . . . . . . . . .                249,000             (48,000)             76,000
                                           _________________    ________________    ________________
 Net cash used in operating
     activities . . . . . . . . . . .            (19,465,000)        (12,301,000)        (14,870,000)

Cash flows from investing activities:
  Sales of marketable securities and changes
     in restricted cash. . . . . . . .            25,975,000           9,625,000           6,533,000
  Purchase of marketable
     securities. . . . . . . . . . . .            (6,830,000)        (16,198,000)         (3,453,000)
  Purchase of equipment and
     improvements. . . . . . . . . . .            (1,496,000)         (1,359,000)         (2,480,000)
                                           _________________    ________________    ________________
 Net cash provided by (used in)
     investing activities. . . . . . .            17,649,000          (7,932,000)            600,000

Cash flows from financing activities:
  Borrowings under sale/leaseback
     agreements. . . . . . . . . . . .               971,000           2,000,000                   -
  Principal payments under capital




     lease obligations . . . . . . . .              (705,000)           (205,000)           (296,000)
  Net proceeds from issuance of
     capital stock . . . . . . . . . .            15,099,000          14,001,000             713,000
                                           _________________    ________________    ________________
  Net cash provided by financing
     activities. . . . . . . . . . . .            15,365,000          15,796,000             417,000

  Net increase (decrease) in cash. . .            13,549,000          (4,437,000)        (13,853,000)
Cash and cash equivalents, beginning
  of period. . . . . . . . . . . . . .               777,000           5,214,000          19,067,000
                                          _________________    ________________    ________________
Cash and cash equivalents, end of
  period . . . . . . . . . . . . . . .    $       14,326,000    $        777,000    $       5,214,000
                                          ==================    =================   =================

Cash paid for interest . . . . . . . .    $          300,000    $        132,000    $         121,000

                                                        See accompanying notes.

                                  31.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995

NOTE 1.    The Company and its Significant Accounting Policies

          Company and Basis of Presentation. Somatix Therapy Corporation ("Somatix" or the "Company") is a leader in the emerging field of gene therapy. Somatix is applying its gene therapy expertise to research and develop therapies to treat a variety of diseases. The Company is the result of three transactions. The first transaction, which was consummated in March 1991, combined Somatix Corporation and Hana Biologics, Inc. The second transaction occurred in January 1992, when the Company acquired GeneSys Therapeutics Corporation (see Note 4). The third transaction occurred in February 1995, when the Company acquired Merlin Pharmaceutical Corporation (see Note 2). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

          Cash and Cash Equivalents. Cash equivalents consist of government securities, short-term corporate debt securities and demand deposits with maturities at the date of acquisition of three months or less. Cash equivalents are stated at cost which approximates fair value.

          Revenue Recognition. License revenue is recorded as revenue when all contractual obligations have been met. Research revenue is recorded when earned as defined under the term of the respective agreements. Payments received which are related to future performance are deferred and recognized as income when earned.

          Marketable Securities. Current marketable securities consist primarily of government securities and corporate debt securities having maturities between three months and one year. At June 30, 1994, non-current marketable securities consisted of medium-term corporate debt securities having maturities greater than one year. Marketable securities are stated at cost which approximates fair value.

          In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company adopted the provisions of the new standard for investments held as of or acquired after July 1, 1994. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle.
The Company has classified its entire investment portfolio as held-to-maturity. There is no impact of adopting SFAS 115 on results of operations or financial position because the difference between cost and fair value was not significant.

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

          It is the Company's policy to invest funds not required for current operations in financial instruments with strong credit ratings. The Company has not experienced significant losses to date on these investments.

          Equipment and Improvements. Depreciation of equipment and furniture is provided over estimated useful lives of three to ten years using the straight-line method. Assets under capital leases are amortized by the straight-line method over their useful lives of three to five years. Leasehold improvements are amortized over the remaining lives of the applicable leases.


          Retirement Plan. On January 1, 1993, the Company established a defined contribution plan which covers all employees 21 years and older. The Company's contributions to the plan are at the discretion of the Company's Board of Directors. Amounts contributed to the plan for the years ended June 30, 1995, 1994, and 1993 were $61,000, $46,000, and $26,000, respectively.

          Income Taxes. In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes". The Company adopted the provisions of the Statement effective July 1, 1993. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There was no cumulative effect of adopting SFAS No.
109.

          Per Share Information. Per share information is based on the weighted average number of common shares outstanding during each period. Shares issuable upon the exercise of stock options and warrants are not included since their inclusion would be anti-dilutive.

NOTE 2.             Acquisition of Merlin Pharmaceutical Corporation

          On February 13, 1995, the Company completed its acquisition (the "Acquisition") of Merlin Pharmaceutical Corporation
("Merlin"), a privately-held gene therapy company. The Company issued 2,257,385 shares of common stock in exchange for all of the outstanding capital stock of Merlin and assumed options and warrants to purchase an aggregate of 743,371 shares of the Company's common stock at exercise prices between $0.01 and $1.94 per share.

          The transaction was accounted for as a purchase and the consideration issued by the Company was allocated to the tangible assets and intangible in-process technology acquired based on their estimated fair values on the Acquisition date. The aggregate purchase price of $13,702,000 consisted of (in thousands):





          Fair value of common stock issued                 $ 9,144
          Fair value of warrants and options assumed          3,110
          Acquisition costs                                     900
          Liabilities assumed                                   548
                                                            _______
                    Total purchase price                    $13,702
                                                            =======
          The aggregate purchase price exceeded the fair value of Merlin's tangible assets by $13,679,000. This amount was allocated to acquired in-process technology and charged to operations in fiscal year 1995. The allocation of the aggregate purchase price was as follows (in thousands):

          Current assets                                    $    23
          In-process technology                              13,679
                                                            _______
                                                            $13,702
                                                            =======

NOTE 3.     Marketable Securities

          The following is a summary of marketable securities at June
30, 1995:

                                       GROSS           GROSS
                                     UNREALIZED      UNREALIZED   ESTIMATED
                         COST          GAINS           LOSSES     FAIR VALUE
U.S. government and
  related agency
  securities         $13,096,000      $4,000         $     -     $13,100,000
Corporate notes          250,000           -          (2,000)        248,000
                     ___________      ______         _______     ___________
                     $13,346,000      $4,000         $(2,000)    $13,348,000
                     ===========      ======         =======     ===========

          The amortized cost and estimated fair value of marketable securities at June 30, 1995, by contractual maturity, are as follows:

                                                                  ESTIMATED
                                                      COST        FAIR VALUE
Due in one year or less                          $13,346,000     $13,348,000

Included in cash and cash equivalents            $13,096,000     $13,100,000
Included in marketable securities                    250,000         248,000
                                                 ___________     ___________
                                                 $13,346,000     $13,348,000
                                                 ===========     ===========


NOTE 4.    Stockholders' Equity

          Acquisition of GeneSys Therapeutics Corporation

          Pursuant to the acquisition of GeneSys in 1992, the Company assumed a warrant to purchase 993,740 shares of Series B Preferred Stock from a shareholder at an exercise price of $2.0162 per share. By its terms, this warrant can be exercised for GeneSys Series B Preferred Stock from November 9, 1992 to November 9, 1994. Concurrently with the acquisition, the Company entered into an agreement with the warrant holder whereby the shares of GeneSys stock issuable upon exercise of the warrant may be exchanged for 348,753 shares of the Company's common stock. The Company subsequently entered into an agreement to extend the term of exercise of the warrants until November 9, 1995.

          T-body Technology Research and Development Agreement

          On April 29, 1994, the Company signed collaborative research and equity purchase agreements with Baxter Healthcare Corporation ("Baxter") to jointly research, develop and commercialize T-body technology for the treatment of cancer. Under the terms of the agreements, the Company and Baxter will be responsible for their own research expenditures. In fiscal year 1994, the Company received a non-refundable technology license fee of $400,000, as well as $1,600,000 for the sale of 232,558 shares of common stock to Baxter at $6.88/share. Baxter agreed to purchase $1,000,000 in common stock at the then-market price along with making a milestone payment of $1,000,000 after the first patient has been treated in a phase I clinical trial. Before initiating phase III clinical trials, the companies will have the opportunity to form a joint venture to complete clinical development and commercialization of this technology. The funding supported by each party at that time will determine the ownership of the joint venture; provided, however, that each party can supplement its funding contributions so that the total amount funded by each party equals at least 30 percent and up to 50 percent of the total expenditures under the program.

          Colorectal Cancer Treatment Research and Development
Agreement

          On May 12, 1994, the Company signed an agreement with a private group of investors (the "Investors") to develop the Company's GVAXTM vaccine technology for the treatment of colorectal cancer. Under the terms of the agreement, the Company received $500,000 to fund preclinical research and $1,500,000 for the sale of 230,769 shares of common stock to the Investors, at $6.50 per share. These initial research funds have been used to finance staffing, overhead, and supply costs associated with the Company's preclinical development of the GVAX vaccine for colorectal cancer. Upon filing an IND, the Investors have agreed to provide an additional $2,500,000 consisting of research funding of $1,250,000 and $1,250,000 from the sale of additional shares of common stock at the then-current market price. In exchange for funding the program, the Investors will receive royalty payments of 2% of net sales of the colorectal product, although such payments are to be terminated when the Investors have received aggregate payments of $1,750,000, therefore recovering research funding under the agreement.

          Other Benefit or Bonus Plans

          1992 Stock Option Plan. Under the 1992 Stock Option Plan, 3,200,000 shares have been authorized for the grant to employees of either non-qualified or incentive stock options and the grant to consultants of non-qualified options. Incentive stock options are to be granted with exercise prices not less than the fair market value of common stock at the date of grant and non-qualified options at not less than 85% of fair market value. Options are exercisable as determined by the Board of Directors, and the Company may be granted the right to repurchase shares acquired in diminishing amounts over varying periods of time (none through June 30, 1995). The following table summarizes the activity under the Plan for the years ended June 30, 1995, 1994, and 1993:

                                  OPTIONS                 EXERCISE
FOR THE YEARS ENDED JUNE 30,    OUTSTANDING                PRICE
                                ___________               ________
1992
____
Balance                          1,148,973             $2.44-$25.00

1993
____
Options granted                    787,538             $ 5.75-$ 9.25
Options canceled                  (399,730)            $ 3.75-$ 8.50
Options exercised                 (137,736)            $ 2.50-$ 8.52
                                 _________             _____________
Balance                          1,399,045             $ 2.50-$ 9.25

1994
____
Options granted                    483,538             $ 5.63-$ 6.88




Options canceled                   (56,737)            $ 3.75-$25.00
Options exercised                  (13,521)            $ 2.88-$ 7.00
                                 _________             _____________
Balance                          1,812,325             $ 2.88-$25.00

1995
____
Options granted                    763,500             $ 3.00-$ 5.63
Options canceled                  (189,820)            $ 2.88-$25.00
Options exercised                   (3,200)            $ 2.88-$ 3.00
                                  ________             _____________
Balance                          2,382,805             $ 2.88-$25.00
                                 =========             =============

          Of the options outstanding at June 30, 1995, options to purchase 813,235 shares were exercisable, 6,086 would be subject to repurchase rights if exercised, and 1,569,570 were unvested and unexercisable.

          1988 Somatix Corporation Stock Option Plan. As a result of the merger in March 1991 with Somatix Corporation, the Company adopted Somatix Corporation's 1988 Stock Option Plan. At June 30, 1995, options to purchase 7,618 shares are outstanding under the plan, with an exercise price of $0.14 per share.

          Stock Option Cancellation/Regrant

          On December 14, 1994, the Compensation Committee of the
Board of Directors approved a stock option cancellation/regrant program for employees with stock option exercise prices in excess of the then current fair value of the Company's common stock, or $3.00 per share. The holders of such options were offered new options with an exercise price of $3.00 per share in exchange for the cancellation of partially or fully vested old options. The new options were unvested and are subject to Modified Vesting Schedules.

          Private Placement of Common and Preferred Stock

          On June 29, 1995 the Company closed a private placement of units of common and preferred stock in the aggregate amount of $16,543,000, before issuance costs of $1,476,000. The financing consisted of $10,100,000 in common stock units of the Company
("Common Stock Units"; 2,769,892 shares) and $6,400,000 in preferred stock units of the Company ("Preferred Stock Units;
254,000 shares).

          The Common Stock Units were priced at $3.68, and consisted of one share of the Company's common stock ("Common Stock") and a warrant to purchase 0.56 of a share of Common Stock. The Preferred Stock Units were priced at $25.00, and consisted of one share of the Company's convertible preferred stock (the "Preferred Stock"), convertible to 6.25 shares of Common Stock at $4.00 per share, and warrants for 3.5 shares of Common Stock. In both cases the warrants have exercise prices of $4.00 per share and have three year terms.

          The Preferred Stock terms include a paid-in-kind dividend paid quarterly until converted to common stock at the rate of 7% per year, a liquidation preference of $25.00 per share, extraordinary voting rights in the event the Company's net cash position, as defined, falls below $5,000,000, and a conversion price reset provision. Under the reset provision, thirteen months after closing, the conversion price may be reset to the lower of the current conversion price or the twenty day average closing price of the Common Stock in the thirteenth month. The conversion price after reset may not be less than $2.00 per share. Purchasers of the Preferred Stock Units have agreed to certain trading restrictions during this measurement period. The Preferred Stock will automatically convert to Common Stock at any time after two and one-half years after closing if the Common Stock trades at a 100% premium to the then-applicable conversion price.

          Outstanding Warrants

          As of June 30, 1995 and 1994, the Company had outstanding warrants to purchase 3,099,168 and 393,063 shares of common stock, respectively, at prices ranging from $0.01 to $7.25 per share. The outstanding warrants resulted from the private placement of common stock during fiscal year 1995 and the sale/leaseback agreements entered into during fiscal year 1994 (see Note 7). The warrants became exercisable in 1995 and expire at various dates through 1999. At June 30, 1995 and 1994, 3,099,168 and 393,063 shares of common stock respectively, were reserved for that purpose.

          Shares Reserved

          At June 30, 1995 and 1994, common stock was reserved for the following reasons:

                                          1995                1994
                                        _________           _______
Exercise of stock warrants              3,099,168           393,063
Conversion of preferred stock           1,587,500                --
                                        _________           _______
                                        4,686,668           393,063
                                        =========           =======



NOTE 5.    Joint Research and Development Agreement

          On November 2, 1993, Baxter and the Company signed an agreement to jointly research and develop a gene therapy approach for the treatment of hemophilia. Under the terms of the agreement, the Company received a non-refundable technology license fee of $2,000,000. The agreement grants Baxter worldwide marketing rights to products developed.

          As a part of this relationship, Baxter and the Company will collaborate in areas of research and manufacturing and Baxter will make certain milestone payments to the Company. Baxter will conduct clinical trials and market the product worldwide. The Company will receive royalties on product sales. The Company has also agreed to provide Baxter with a right of first negotiations for certain other approaches for the treatment of hemophilias A and B.

NOTE 6.    Income Taxes

          Significant components of the Company's non-current deferred tax assets are as follows at June 30, 1995:

                                  FEDERAL                  STATE                  TOTAL
                                ___________             ___________           ____________
Noncurrent deferred
     tax assets
Net operating loss
     carryforward              $27,900,000              $1,500,000             $29,400,000
Capitalization research and
     development costs             500,000               1,600,000               2,100,000
Research and
     development credit
     carryforward                3,600,000               1,000,000               4,600,000
Restructuring costs                700,000                 100,000                 800,000
                               ___________              __________             ___________




Gross non-current deferred
     tax assets                 32,700,000               4,200,000              36,900,000

Valuation allowance            (32,700,000)             (4,200,000)            (36,900,000)
                               ___________             ___________             ___________
Net non-current deferred
     tax asset                 $         -             $         -             $         -
                               ___________             ___________             ___________


          The valuation allowance increased $9,200,000 in fiscal year
1995.

          At June 30, 1995 the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $82,000,000 and $24,200,000, respectively, which expire in the years 1996 through 2010. The Company also has federal and state research and development credit carryforwards of approximately $3,600,000 and $1,000,000, respectively, which expire in the years 1996 through 2010.

          Because of "change in ownership" provisions of the Tax
Reform Act of 1986, a portion of the Company's net operating loss and research and development credit carryforwards will be subject to an annual limitation regarding their utilization against taxable income in future periods.

NOTE 7.    Commitments

          The Company leases certain laboratory, production, and office equipment under capital leases, and all office and laboratory space under operating leases. The operating lease agreements generally require the Company to pay operating costs including property taxes, insurance and maintenance.

          Future minimum lease payments under capital and operating leases at June 30, 1995 are as follows:






                                                CAPITAL            OPERATING
                                                LEASES               LEASES
                                              __________          __________
     1996                                     $1,004,000          $1,493,000
     1997                                        956,000           1,330,000
     1998                                        892,000             783,000
     1999                                        126,000             456,000
                                              __________           _________
     Total minimum lease payments             $2,978,000          $4,062,000
                                                                  ==========
     Less amount representing interest           568,000
                                              __________
     Present value of minimum lease payments   2,410,000
     Less current portion                        718,000
                                              __________
     Long-term portion                        $1,692,000
                                              ==========

          At June 30, 1995, the Company has certificates of deposit totaling $300,000 which secure obligations under certain operating leases.

          Rent expense was $1,438,000, $1,051,000, and $784,000 for
fiscal years 1995, 1994, and 1993, respectively. At June 30, 1995, the net book value of equipment under capital leases is $1,683,000 ($2,071,000 in 1994). Certain other facilities are sub-leased under a non-cancelable lease for terms substantially identical to the original lease.

          In May 1994, the Company entered into a $2,000,000 sale/leaseback transaction for equipment used in the Company's operations. The Company's resulting gain of $358,000 has been recorded on the accompanying balance sheets as an offset to equipment under capital leases and is being amortized over the lease term. The lessor also received warrants, exercisable until May 24, 1999, to purchase 25,000 shares of the Company's common stock at an exercise price of $7.00 per share.

          In June 1994, the Company entered into a $2,000,000 lease line for equipment used in the Company's operations and such line expires June 30, 1996. As of June 30, 1995, the Company had borrowed a total of $971,000 under this line in the form of sale/leaseback transactions. The lessor also received warrants that became exercisable in fiscal year 1995. Such warrants expire on December 31, 1999, and grant the lessor the right to purchase 19,310 shares of the Company's common stock at an exercise price equal to the lesser of $7.25 per share or the closing sales price per share of the Company's common stock as listed on the NASDAQ National Market on the date the warrants become exercisable, but in no event less than $6.00 per share.

NOTE 8.             Other Income

          Other income is comprised of the following:



                                        YEAR ENDED JUNE 30
                          _______________________________________________
                            1995               1994                1993
                          ________           ________           _________
   Interest income        $525,000           $731,000          $1,067,000
   Interest expense       (300,000)          (132,000)           (124,000)
   Other income
     (expense), net         (3,000)          (125,000)             21,000
                          ________             ________        __________
                          $222,000             $474,000        $  964,000
                          ========             ========        ==========

NOTE 9.             Restructuring Costs

          In June 1995, the Company initiated certain changes in the structure of its research and development efforts. These changes included a selective reduction in the Company's overall research, clinical and administrative work force. Accordingly, the Company recorded restructuring costs of $2,752,000 in the fourth quarter of fiscal year 1995, which included employee severance costs for 20 employees, totaling $314,000, of which $176,000 was paid during the fiscal year. Restructuring costs also included the write-down of certain assets to net realizable value and the accrual of future rent obligations on vacated buildings and other such future costs related to the restructuring. As of June 30, 1995, the remaining accrual amounted to $2,147,000, of which the long term portion of $1,288,000 relates primarily to future rent obligations.
Management believes that the accrual balance at June 30, 1995 is adequate to cover all remaining costs related to the restructuring.

NOTE 10.            Subsequent Event

          On August 14, 1995, the Company entered into an agreement with Bristol-Myers Squibb to evaluate possible areas for collaboration in gene therapy. The Company received an initial equity investment of $10 million and subject to obtaining release from regulatory agencies to start a Phase II clinical trial for its GVAX(TM) cancer vaccine, Bristol-Myers Squibb will make an additional $10 million equity investment in the Company's common stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                               PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item 10 with respect to the identification of Directors is hereby incorporated by reference from the information under the caption "Proposal One - Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on November 16, 1995 (the "Proxy
Statement").

          The information required by this item with respect to the identification of Executive Officers is contained in Item 1 of Part I of this report under the caption "Executive Officers of the Company" on pages 17 and 18.

          The information required by Section 16(a) is hereby incorporated by reference from the information under the caption
"Compliance with Section 16(a) of the Securities Exchange Act of
1934" in the Proxy Statement.

ITEM 11.            EXECUTIVE COMPENSATION

          The information required by this item is hereby incorporated by reference from the information under the captions "Proposal One
- - Election of Directors", "Summary of Cash and Certain Other
Compensation", "Stock Options" and "Option Holdings" in the Proxy
Statement.

ITEM 12.            SECURITY OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

          The information required by this item is hereby incorporated by reference from the information under the caption "Security
Ownership of Certain Beneficial Owners and Management" in the Proxy
Statement.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference from the information under the caption "Certain
Relationships and Related Transactions" in the Proxy Statement.

                                PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
                    REPORTS ON FORM 8-K

          (a)       1.        FINANCIAL STATEMENTS

          See Index to Financial Statements under Item 8.

          2.        FINANCIAL STATEMENT SCHEDULES

          All financial statement schedules of the registrant for the years ended June 30, 1995, 1994, and 1993 have been omitted since the information is not required or is not so material as to require submission of the schedule, or because the information requested is included in the consolidated financial statements or the notes thereto.

          (b)       Reports on Form 8-K

          A Current Report on Form 8-K dated June 19, 1995 was filed during the fourth quarter of fiscal 1995, with disclosure in Item 5 thereto.

          (c)       Exhibits

          The following documents are referenced or included in this report.

EXHIBIT
  NO.
_______
3.1 1         Amended and Restated Certificate of Incorporation
              effective May 16, 1986.  Reference Exhibit 3.1.
3.2 1         Certificates of Determination.  Reference Exhibit 3.2.
3.3 2         Bylaws.  Reference Exhibit 3.3.
3.4 8         Certificate of Amendment of Certificate of Incorporation
              effective January 22, 1987.  Reference Exhibit 3.2.
3.5 8         Certificate of Amendment of Restated Certificate of
              Incorporation effective March 15, 1991.  Reference
              Exhibit 3.4.
3.6 8         Certificate of Amendment of Restated Certificate of
              Incorporation effective January 17, 1992.  Reference
              Exhibit 3.5.
3.7 8         Certificate of Designation of Preferences of Preferred
              Shares effective December 12, 1988.  Reference Exhibit
              3.3
3.8 15        Certificate of Amendment of Restated Certificate of
              Incorporation effective December 16, 1993.
3.9 19        Amended and Restated Certificate of Incorporation
              effective November 29, 1994.  Reference Exhibit 3.1.
3.10 22       Certificate of Designation of Preferences of
              Preferred Shares effective June 27, 1995.  References
              Exhibit 3.3.

3.10 19       Bylaws, as amended and restated September 29,
              1994. Reference Exhibit 3.2.
10.1 2 Lease Agreement dated June 16, 1986, between Hana Biologics, Inc. and Alameda Marina Village Associates. Reference Exhibit 10.37.
10.2 3        1988 Directors Stock Option Plan.  Reference Exhibit
              10.67.
10.3 4 Trade Secrets Agreement dated September 13, 1989, between Hana Biologics, Inc. and Irvine Scientific Sales Company, Inc. Reference Exhibit 3.
10.4 4 License Agreement dated September 13, 1989, between Hana Biologics, Inc. and Irvine Scientific Sales Company, Inc. Reference Exhibit 4.
10.5 4 Manufacturing and Supply Agreement dated September 13, 1989, between Hana Biologics, Inc. and Irvine Scientific Sales Company, Inc. Reference Exhibit 5.
10.6 5 Development Agreement dated May 1, 1990, between Hana Biologics, Inc. and The Polymer Technology Group, Incorporated. Reference Exhibit 10.68.
10.7 6 License Agreement dated February 1, 1988, between Somatix Corporation and the Massachusetts Institute of Technology. Reference Exhibit 10.1.
10.8 6 Somatix Corporation's 1988 Stock Option Plan, as amended, and forms of agreement currently used thereunder. Reference Exhibit 10.2.
10.9 7 Consulting Agreement dated March 14, 1991, between the Company and Dr. Richard Mulligan. Reference Exhibit 10.29.
10.10 8       Lease Agreement dated September 7, 1990, between
              GeneSys Therapeutics Corporation and Ventana Leasing, Inc. Reference Exhibit 10.49.
10.11 8       License Agreement dated October 1, 1990, between
              GeneSys Therapeutics Corporation and Washington University. Reference Exhibit 10.34.
10.12 8       License Agreement dated April 4, 1991, between
              GeneSys Therapeutics Corporation and the Regents of the University of California. Reference Exhibit 10.37.
10.13 8       Warrant Agreement dated April 15, 1991, between
              GeneSys Therapeutics Corporation and Ventana Leasing, Inc. Reference Exhibit 10.50.
10.14 8       Letter Agreement dated April 17, 1991, between
              GeneSys Therapeutics Corporation and the Regents of the University of California, as amended by that Letter Agreement dated May 10, 1991. Reference Exhibit 10.51.
10.15 8       License Agreement dated June 7, 1991, between
              GeneSys Therapeutics Corporation and the Fred Hutchinson Cancer Research Center. Reference Exhibit 10.38.
10.16 8 License Agreement No. 1 dated August 20, 1991, between GeneSys Therapeutics Corporation and The Salk Institute for Biological Studies. Reference Exhibit 10.39.
10.17 8       Scientific Consulting Agreement dated November 8,
              1991, between Somatix and Dr. Theodore Friedmann. Reference Exhibit 10.41.
10.18 8       Scientific Consulting Agreement dated November 8,
              1991, between Somatix and Dr. Frederick Gage.  Reference
              Exhibit 10.42.
10.19 8       Scientific Consulting Agreement dated November 8,
              1991, between Somatix and Dr. Inder Verma.  Reference
              Exhibit 10.43.
10.20 8 Consulting Agreement dated November 13, 1991, between Somatix and Dr. Harry F. Hixson, Jr. Reference
              Exhibit 10.44.
10.21 8 Warrant Agreement dated November 9, 1991, between GeneSys Therapeutics Corporation and Kleiner Perkins Caufield & Byers V. Reference Exhibit 10.45.
10.22 8 Agreement dated January 15, 1992, between Somatix and The Board of Trustees of the Leland Stanford Junior University. Reference Exhibit 10.46.
10.23 8       Registration Rights Agreement dated January 17,
              1992, among Somatix and certain Investors as set forth on Exhibit A thereto. Reference Exhibit 10.47.

10.24 8       Shareholder Agreement dated January 21, 1992,
              among Somatix, GeneSys Therapeutics Corporation and
              Kleiner Perkins Caufield & Byers V.  Reference Exhibit
              10.48
10.25 9       License Agreement dated March 4, 1992, by and
              among Somatix, The Johns Hopkins University and The
              University of Texas System.  Reference Exhibit 10.56.
10.26 9       Lease Agreement dated July 15, 1992, between
              Somatix and Alameda Real Estate Investments.  Reference
              Exhibit 10.58.
10.27 9       1992 Stock Option Plan, as amended and restated.
              Reference Exhibit 10.63.
10.28 10      GeneSys Therapeutics Corporation 1991 Stock Option
              Plan and forms of agreement currently used thereunder.
              Reference Exhibit 28.5.
10.29 11      Sublease Agreement dated March 26, 1992, by and
              among GeneSys Therapeutics Corporation, Del Mar Plaza,
              Ltd. and Ligand Pharmaceuticals, Inc.; Consent to
              Sublease Agreement dated April 10, 1992.  Reference
              Exhibit 10.57.
10.30 11      Employment Agreement dated July 10, 1992, between
              Somatix and Dr. Krzysztof S. Bankiewicz.  Reference
              Exhibit 10.66.
10.31 12      Agreement dated January 15, 1993, by and between
              Somatix and the Regents of the University of California
              on behalf of its Davis Campus.  Reference Exhibit 10.70.
10.32 12      Agreement dated February 10, 1993, by and between
              Somatix and the California Parkinson's Foundation.
              Reference Exhibit 10.71.
10.33* 12     Letter Agreement dated March 16, 1993, between
              Somatix and Vector Securities International, Inc.
              Reference Exhibit 10.72.
10.34 12      Employment Agreement dated July 1, 1993, between
              Somatix and David Carter.  Reference Exhibit 10.73.
10.35 12      Agreement dated August 30, 1993, by and between
              Somatix and Ludwig Institute for Cancer Research.
              Reference Exhibit 10.74.
10.36 13      Employment Agreement dated November 11, 1993,
              between Somatix and Richard Mulligan.  Reference Exhibit
              10.76.
10.37 14      Property Lease Agreement dated February 8, 1994,
              between Somatix and Alameda Real Estate Investments.
              Reference Exhibit 10.77.
10.38 15      Property Lease Agreement dated May 5, 1994,
              between Somatix and Alameda Real Estate Investments.
              Reference Exhibit 10.55.
10.39* 15     Research Collaboration Agreement dated April 29,
              1994, by and between Somatix and Baxter Healthcare
              Corporation.  Reference Exhibit 10.53.
10.40 15      Stock Purchase Agreement dated April 29, 1994, by
              and between Somatix and Baxter Healthcare Corporation.
              Reference Exhibit 10.54.
10.41 15      Stock Purchase Agreement dated May 12, 1994, by
              and between Somatix and Health Care Partners, LLC.
              Reference Exhibit 10.56.
10.42 15      Common Stock Purchase Agreement dated November 29,
              1993, among Somatix and the Investors listed on the Schedule of Investors attached thereto. Reference
              Exhibit 10.52.
10.43 15      Amended and Restated Registration Rights Agreement
              dated May 12, 1994, among Somatix and the parties listed on Schedule A attached thereto. Reference Exhibit
              10.57.
10.44 15      Master Equipment Lease Agreement dated May 24,
              1994, between Somatix and Aberlyn Capital Management
              Limited Partnership.  Reference Exhibit 10.58.
10.45 15      Agreement to Issue Warrant dated May 24, 1994,
              between Aberlyn Capital Management Limited Partnership and Somatix. Reference Exhibit 10.59.
10.46 15      Agreement to Issue Warrant dated May 24, 1994,
              between Aberlyn Capital Management Limited Partnership and Somatix. Reference Exhibit 10.60.
10.47 15      Master Equipment Lease Agreement dated June 30,
              1994, between Financing for Science International, Inc.
              and Somatix.  Reference Exhibit 10.61.

10.48 15      Warrant dated July 30, 1994, issued by Somatix to
              Financing for Science International, Inc.  Reference
              Exhibit 10.62.
10.49* 16     Agreement dated November 2, 1993, by and between
              Somatix and Baxter Healthcare Corporation together with
              Amendment No. 1 dated September 30, 1994.  Reference
              Exhibit 10.75.
10.50 17      Employment Agreement dated August 1, 1993, between
              Somatix and Arlene Jordan-Levy.
10.51 17      Employment Agreement dated August 1, 1993, between
              Somatix and Lawrence Cohen.
10.52 17      Employment Agreement dated November 1, 1993,
              between Somatix and Edward Oliver Lanphier II.
10.53 17      Employment Agreement dated December 30, 1993,
              between Somatix and Mark N.K. Bagnall.
10.54* 17     Non-Exclusive License Agreement dated April 20,
              1994 by and between the Fred Hutchinson Cancer Research
              Center and Somatix.
10.55 17      Research Agreement dated June 1, 1994 between
              Baxter Healthcare Corporation and Somatix.
10.56* 17     Letter Agreement dated September 1, 1994 between
              Baxter Healthcare Corporation and Somatix.
10.57 18      Amendment #1 to the Warrant Agreement and
              Shareholder Agreement dated November 7, 1994 by and
              among Somatix, GeneSys Therapeutics Corporation and
              Kleiner Perkins Caufield & Byers V.
10.58* 19     Agreement and Plan of Reorganization dated
              December 19, 1994 as amended on January 18, 1995 and
              January 31, 1995 among Somatix, STC Acquisition Co. and
              Merlin Pharmaceutical Corporation.  Reference Exhibit 3.
10.59 19      Escrow Agreement, dated as of February 3, 1995, by
              and between STC Acquisition Company, The First National
              Bank of Boston and the stockholders of Merlin
              Pharmaceutical Corporation.  Reference Exhibit 4.
10.60* 19     Consulting and Repurchase Agreement, dated February 3,
              1995, between Somatix and Samuel D. Waksal.  Reference
              Exhibit 5.
10.61* 19     Consulting and Repurchase Agreement, dated January
              21, 1995, between Somatix and Thomas Shenk.  Reference
              Exhibit 6.
10.62* 19     Consulting and Repurchase Agreement, dated
              February 3, 1995, between Somatix and R. Jude Samulski.
              Reference Exhibit 7.
10.63* 19     Consulting and Repurchase Agreement, dated
              February 3, 1995, between Somatix and Michael Kaplitt.
              Reference Exhibit 8.
10.64* 19     Consulting and Repurchase Agreement, dated
              February 3, 1995, between Somatix and Matthew During.
              Reference Exhibit 9.
10.65 19      Indemnification Agreement, dated as of December
              19, 1994, as amended by Amendment No. 1, dated as of
              February 3, 1995, among Merlin Pharmaceutical
              Corporation and Samuel D. Waksal.  Reference
              Exhibit 10.
10.66 19      Promissory Note, dated February 2, 1995, by and
              between Samuel D. Waksal and Somatix.  Reference Exhibit
              11.
10.67 20      Merlin Pharmaceutical Corporation 1993 Stock
              Option Plan.  Reference Exhibit 99.1.
10.68 20      Non-Qualified Stock Option Agreement to be
              generally used in connection with Merlin Pharmaceutical
              Corporation 1993 Stock Option Plan.  Reference Exhibit
              99.2.
10.69 20      Stock Option Assumption Agreement - Installment
              Option.  Reference Exhibit 99.3.
10.70 20      Stock Option Assumption Agreement - Immediately
              Exercisable Option.  Reference Exhibit 99.4.
10.71* 21     License Agreement, dated January 10, 1994, between
              Merlin Pharmaceutical Corporation and University of
              Florida Research Foundation.  Reference Exhibit 10.13.
10.72* 21     License Agreement, dated May 1, 1994, between
              Merlin Pharmaceutical Corporation and University of
              Pittsburgh - of the Commonwealth System of Higher
              Education.  Reference Exhibit 10.14.

10.73* 21     License Agreement, dated August 11, 1994, between
              Merlin Pharmaceutical Corporation and The Research
              Foundation of State University of New York.  Reference
              Exhibit 10.15.
10.74* 21     License Agreement, dated August 17, 1994, between
              Merlin Pharmaceutical Corporation and University of
              Pittsburgh - of the Commonwealth System of Higher
              Education.  Reference Exhibit 10.16.
10.75 21      Sublease Agreement, dated December 1, 1994,
              between Merlin Pharmaceutical Corporation and ICAgen,
              Inc.  Reference Exhibit 10.17.
10.76* 21     Amendment dated February 15, 1995 to License
              Agreement dated May 1, 1994, between Merlin
              Pharmaceutical Corporation and University of Pittsburgh
              - of the Commonwealth System of Higher Education.
              Reference Exhibit 10.18.
10.77 21      Employment Agreement, dated April 7, 1995, between
              Somatix and Jan Drayer, M.D.  Reference Exhibit 10.19.
10.78 22      Common Stock Purchase Agreement, dated June 17,
              1995.  Reference Exhibit 10.20.
10.79 22      Preferred Stock Purchase Agreement, dated June 17,
              1995.  Reference Exhibit 10.21.
10.80 22      Form of Warrant to Purchase Shares of Common
              Stock.  Reference Exhibit 10.22.
10.81         Engagement letter, dated April 27, 1995, between Somatix
              Therapy Corporation and Merrill Lynch & Co. of Merrill
              Lynch, Pierce, Fenner & Smith Incorporated.
22.1 3        Subsidiaries of the Registrant.
23.1          Consent of Independent Auditors.
27            Financial Data Schedule

____________________

1       Incorporated by reference to exhibit of the registrant's
Registration Statement on Form S-1 (File No. 33-4795) as filed with the SEC on April 14, 1986.
2       Incorporated by reference to exhibit filed with the
registrant's Annual Report on Form 10-K for fiscal year ended June
30, 1986.
3       Incorporated by reference to exhibit filed with the
registrant's Annual Report on Form 10-K for the fiscal year ended
June 30, 1989.
4       Incorporated by reference to exhibit filed with the
registrant's Form 8-K dated September 13, 1989.
5       Incorporated by reference to exhibit filed with the
registrant's Annual Report on Form 10-K for the fiscal year ended
June 30, 1990.
6       Incorporated by reference to exhibit of the registrant's
Registration Statement on Form S-4 (File No. 33-4795) as filed with the SEC on January 14, 1991.
7       Incorporated by reference to exhibit filed with the
registrant's Annual Report on Form 10-K for the fiscal year ended
June 30, 1991.
8       Incorporated by reference to exhibit of the registrant's
Registration Statement on Form S-1 (File No. 33-4795) as filed with the SEC on January 21, 1992.
9       Incorporated by reference to exhibit filed with the
registrant's Annual Report on Form 10-K for the fiscal year ended
June 30, 1992.
10      Incorporated by reference to exhibit of the registrant's
Registration Statement on Form S-8 as filed with the SEC on August
17, 1992.
11      Incorporated by reference to exhibit filed with the
registrant's Quarterly Report on Form 10-Q for quarter ended
September 30, 1992.
12      Incorporated by reference to exhibit filed with the
registrant's Annual Report on Form 10-K for the fiscal year ended
June 30, 1993.

13      Incorporated by reference to exhibit filed with the
registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
14      Incorporated by reference to exhibit filed with the
registrant's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1994.
15      Incorporated by reference to exhibit filed with the
registrant's Annual Report on Form 10-K for the fiscal year ended
June 30, 1994.
16      This agreement was originally filed as Exhibit 10.75 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, and refiled with Amendment No. 1 thereto with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
17      Incorporated by reference to exhibit filed with the
registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
18      Incorporated by reference to exhibit filed with the
registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.
19      Incorporated by reference to exhibit filed with registrant's
Amendment No. 1 to Current Report on Form 8-K/A as filed with the SEC on February 14, 1995.
20      Incorporated by reference to exhibit of the registrant's
Registration Statement on Form S-8 as filed with the SEC on
March 3, 1995.
21      Incorporated by reference to exhibit filed with the
registrant's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1995.
22      Incorporated by reference to exhibit of the registrant's
Registration Statement on Form S-3 (File No. 33-60873) as filed with the SEC on June 19, 1995.

* Confidential treatment has been granted as to certain portions of this agreement.
**      Confidential treatment has been requested for certain portions of this agreement.

                              SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated:  September 26, 1995

                                   SOMATIX THERAPY CORPORATION



                                   By:       DAVID W. CARTER
                                             David W. Carter
                                             Chairman and Chief
                                             Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                         DATE
___________________   ____________________________  __________________

DAVID W. CARTER       Chief Executive Officer       September 26, 1995
(David W. Carter)     (Principal Executive Officer)


MARK N.K. BAGNALL     Vice President, Finance       September 26, 1995
(Mark N.K. Bagnall)   (Principal Financial and
                      Accounting Officer)


HARRY F. HIXSON JR.,  Director                      September 26, 1995
(Harry F. Hixson Jr.,
Ph.D.)


KAREN DAVIS           Director                      September 26, 1995
(Karen Davis, Ph.D)



MICHAEL R. EISENSON   Director                      September 26, 1995
(Michael R. Eisenson)

FRED H. GAGE          Director                      September 26, 1995
(Fred H. Gage, Ph.D.)


                      Director                      September   , 1995
(Richard C. Mulligan,
Ph.D.)


THOMAS SHENK          Director                      September 26, 1995
(Thomas Shenk, Ph.D)


                      Director                      September   , 1995
(Samuel D. Waksal, Ph.D.)


JOHN T. POTTS         Director                      September 26, 1995
(John T. Potts,
Ph.D., M.D.)