Form 10-Q
period 1995-09-30
SOMATIX THERAPY CORPORATION
filed 1995-11-14
CIK 791925

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                       FORM 10-Q
                       ---------

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                Commission File Number 0-14758


                  SOMATIX THERAPY CORPORATION
------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


           Delaware                      94-2762045
------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer
incorporation or organization)         Identification No.)


850 Marina Village Parkway, Alameda, California     94501
------------------------------------------------------------
(Address of principal executive offices)          (zip code)


                          (510) 748-3000
------------------------------------------------------------
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X / No /  /


The number of shares outstanding of each of the issuer's classes of common stock as of:


     Class                Outstanding at September 30, 1995
------------------------------------------------------------

Common Stock, $0.01 Par Value               22,689,599
Preferred Stock, $0.01 Par Value               258,594

                   -----------------
                   TABLE OF CONTENTS
                   -----------------

                                                   PAGE NO.
                                                   --------

PART I.    FINANCIAL INFORMATION

         Item 1 - Financial Statements.

         Consolidated Balance Sheets as of
         September 30, 1995 and June 30, 1995  . . .  1, 2

         Consolidated Statements of Operations
         for the Three Months Ended
         September 30, 1995 and 1994  . . . .  . . .  3

         Consolidated Statements of Cash Flows
         for the Three Months Ended
         September 30, 1995 and 1994 . . . . . . . .  4

         Notes to Consolidated Financial Statements.  5

         Item 2 - Management's Discussion and
         Analysis of Financial Condition and Results
         of Operations . . . . . . . . . . . . . . .  6


PART II.   OTHER INFORMATION

         Item 1 Legal Proceedings  . . . . . . . . .  7

         Item 2 Changes in Securities  . . . . . . .  7

         Item 3 Defaults upon Senior Securities  . .  7

         Item 4 Submission of Matters to a Vote of
                  Security Holders . . . . . . . . .  7

         Item 5 Other Information  . . . . . . . . .  7

         Item 6 Exhibits and Reports on Form 8-K . .  7

Exhibits Index.  . . . . . . . . . . . . . . . . . .  7

Signatures . . . . . . . . . . . . . . . . . . . . . 11

              SOMATIX THERAPY CORPORATION

              CONSOLIDATED BALANCE SHEETS


                         ASSETS

                                   September 30,    June 30,
                                       1995          1995
                                   (unaudited)
                                   ------------     -------

Current assets:
   Cash and cash equivalents. . .  $13,826,000    $14,326,000
   Marketable securities. . . . .    6,921,000        250,000
   Other current assets . . . . .      759,000        726,000
                                    ----------     ----------
       Total current assets . . .   21,506,000     15,302,000

Restricted cash . . . . . . . . .      300,000        300,000

Equipment and improvements, at cost:
   Laboratory and production
     equipment  . . . . . . . . . . . 3,817,000     3,942,000
   Equipment under capital leases . . 3,273,000     3,078,000
   Furniture and office equipment . . 1,112,000     1,115,000
   Leasehold improvements . . . . . . 3,787,000     3,781,000
                                     ----------    ---------
                                     11,989,000    11,916,000
   Less accumulated depreciation
      and amortization. . . . . . . . 8,987,000     8,523,000
                                     ----------    ----------
   Net equipment and improvements . . 3,002,000     3,393,000
                                     ----------    ----------

Other assets. . . . . . . . . . . . .   160,000       133,000
                                        -------      --------
                                    $24,968,000   $19,128,000
                                    ===========   ===========

                See accompanying notes.

              SOMATIX THERAPY CORPORATION

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,      June 30,
                                                  1995             1995
                                               (unaudited)
                                              -------------      --------

Current liabilities:
   Accounts payable and accrued liabilities .  $  1,806,000   $  2,642,000
   Accrued compensation and related expenses.     1,110,000        992,000
   Capital lease obligations. . . . . . . . .       786,000        718,000
   Accrued restructuring costs. . . . . . . .       670,000        859,000
   Other current liabilities. . . . . . . . .       186,000        186,000
                                                -----------    -----------
      Total current liabilities . . . . . . .     4,558,000      5,397,000

Capital lease obligations, net of current
  portion . . . . . . . . . . . . . . . . . .     1,605,000       1,692,000
Accrued restructuring costs,
  net of current portion  . . . . . . . . . .     1,187,000       1,288,000
Other liabilities . . . . . . . . . . . . . .       198,000         262,000

Stockholders' equity
  Series A preferred stock, par value $0.01
   per share, 1,000,000 shares authorized;
   258,594 shares, issued and outstanding
   (254,000 at June 30, 1995) . . . . . . . .         3,000           3,000
  Common stock, par value $0.01 per share,
   40,000,000 shares authorized,
   22,683,591 issued and outstanding
   (20,991,996 at June 30, 1995). . . . . . . .      227,000        210,000
  Additional paid-in capital. . . . . . . . . .  171,239,000    159,749,000
  Accumulated deficit . . . . . . . . . . . . . (154,049,000)  (149,473,000)
                                                -------------  ------------
     Total stockholders' equity . . . . . . . .   17,420,000     10,489,000
                                                -------------  -------------
                                                $ 24,968,000   $ 19,128,000
                                                 ============   ============
                See accompanying notes.

              SOMATIX THERAPY CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)


                                         Three Months Ended
                                      ------------------------
                                   September 30,     September 30,
                                       1994              1995
                                   ------------      -------------
Revenues:

    Research agreement. . . . . .  $       --         $   250,000

Costs and expenses:

    Research and development. . .   3,887,000           4,220,000
    General and administrative. .     907,000           1,007,000
                                    ---------         -----------
      Total costs and expenses      4,794,000           5,227,000
                                    ---------           ---------

Operating loss. . . . . . . . . .  (4,794,000)         (4,977,000)

Other income, net   . . . . . . .     218,000             159,000
                                    ---------          ---------
      Net loss. . . . . . . . . . $(4,576,000)        $(4,818,000)
                                   ============       ============

Net loss per share. . . . . . . .      $ (0.21)             (0.31)
                                       ========             ======

Shares used in calculation of
    net loss per share. . . . . .  21,815,617          15,749,761

No dividends were declared or paid during the period.

                 See accompanying notes.

                             SOMATIX THERAPY CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended September 30,
                                                      --------------------------------
                                                          1995              1994
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $(4,576,000)     $(4,818,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization . . . . . . . . .      464,000          424,000
      Decrease (increase) in other current assets . .      (33,000)          60,000
      Decrease (increase)in other assets. . . . . . .      (27,000)           1,000
      Increase (decrease) in accounts payable and
         accrued liabilities. . . . . . . . . . . . .     (836,000)         331,000
      Increase in accrued compensation
         and related expenses . . . . . . . . . . . .      118,000          173,000
      Decrease in accrued restructuring costs . . . .     (290,000)              --
      Increase (decrease) in other liabilities  . . .      (64,000)          26,000
                                                       -----------       ----------
         Net cash used in operating activities  . . .   (5,244,000)      (3,803,000)

Cash flows from investing activities:
   Sales of marketable securities . . . . . . . . . .           --       11,500,000
   Purchase of marketable securities. . . . . . . . .   (6,671,000)      (4,749,000)
   Increase in restricted cash. . . . . . . . . . . .           --         (100,000)
   Purchase of equipment and improvements . . . . . .      (73,000)        (243,000)
                                                       -----------       ----------
         Net cash provided by (used in)
         investing activities . . . . . . . . . . . .   (6,744,000)       6,408,000

Cash flows from financing activities:
   Borrowings under sale/leaseback agreement. . . . .      154,000          360,000
   Principal payments under capital
      lease obligations . . . . . . . . . . . . . . .     (173,000)        (133,000)
   Net proceeds from issuance of common stock . . . .   11,507,000            2,000
                                                        ----------         --------
         Net cash provided by financing activities  .   11,488,000          229,000

Net increase (decrease) in cash . . . . . . . . . . .     (500,000)       2,834,000
Cash and cash equivalents, beginning of period  . . .   14,326,000          777,000
                                                        ----------       ----------
Cash and cash equivalents, end of period. . . . . . .  $13,826,000      $ 3,611,000
                                                       ===========      ===========

Cash paid for interest. . . . . . . . . . . . . . . .  $    82,000      $    54,000




                                   See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1995

     1.     Basis of Presentation
            ---------------------

The information at September 30, 1995 and 1994, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1995.

     2.     Per Share Information
            ---------------------

Per share information is based on the weighted average number of shares of common stock outstanding during each period. Preferred shares convertible to 6.25 shares of common stock for each share of preferred and shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (common stock equivalents) are not included in the calculation of the net loss per share for the three month periods ended September 30, 1995 and 1994, since their inclusion would be anti-dilutive.

3.   Equity Investment
     -----------------

On August 14, 1995, the Company entered into an agreement with Bristol-Myers Squibb to evaluate possible areas for collaboration in gene therapy. The Company received an initial equity investment of $10 million for 1,195,572 shares of common stock or $8.36 per share and subject to obtaining release from regulatory agencies to start a Phase II clinical trial for its GVAX (Trademark) cancer vaccine, Bristol-Myers Squibb will make an additional $10 million equity investment in the Company's common stock.

Item 2.  Management's Discussion And Analysis Of Financial
         -------------------------------------------------
Condition And Results Of Operations
-----------------------------------

Results Of Operations
---------------------

      Somatix Therapy Corporation ("Somatix" or the "Company") is a research and development company in the field of gene therapy. Absent significant funding from research collaborations, the Company expects costs and expenses to exceed revenues in future periods, resulting in increasing losses for the next several years.

      There were no revenues for the three months ended September
30, 1995 compared to $250,000 in the same period in the prior fiscal year. Prior fiscal year revenues were derived from a research agreement.

      On June 29, 1995, the Company completed a restructuring and cost savings program separating its research and development infrastructure into two groups. Costs and expenses for the three month period ended June 30, 1995 were $6,469,000 compared to the current three month period of $4,794,000.

      Research and development expenses for the three-month period ended September 30, 1995 decreased by $333,000 from the same period in the prior fiscal year. The decrease is due to the Company's restructuring and cost savings program.

      General and administrative expenses for the three-month period ending September 30, 1995 decreased by $100,000 from the same period in the prior fiscal year. The decrease is due to the Company's restructuring and cost savings program.

      Other income consists principally of interest income earned on the Company's cash reserves. The increase, to $218,000 in the first three months of fiscal year 1996, from $159,000 for the same period in fiscal year 1995, was primarily due to larger cash balances available for investment.

Liquidity And Capital Resources
-------------------------------

      On September 30, 1995, the Company had cash, cash equivalents and marketable securities of $20,747,000, compared with $14,576,000 on June 30, 1995. The increase in cash, cash equivalents and marketable securities is directly attributable to a $10 million equity investment in the Company (see Note 3 to the Consolidated Financial Statements). Operating expenses have exceeded revenues for a number of years. For the three-month period ended September 30, 1995, capital expenditures amounted to $73,000. The capital expenditures/new leases included $52,000 for equipment for research and development and $14,000 for computer equipment and office furniture, and $7,000 for tenant improvements. The Company expects its cash requirements and net losses to increase significantly in future periods due to higher research and development costs and other expenses. The Company has no material capital commitments.

      Given its current operating plans, the Company anticipates that its existing cash will be sufficient to meet its cash requirements for the next twelve months. The Company's future cash requirements will depend upon many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the expense in conjunction with obtaining regulatory approvals, the rate of technological advances, the determination of the commercial potential of the Company's products under development, the status of competitive products, and the establishment of production capacity for clinical trials. The Company anticipates that it will be required to raise substantial additional funds through collaborative research, development and commercialization relationships and public or private financings. Consummation of any such transaction would be subject to numerous conditions and contingencies, and there can be no assurance that any such transaction will occur in the near term, if at all. The Company may also seek to access the public equity markets if and when conditions are favorable, even if it does not have an immediate need for additional cash at that time. If financing opportunities are not available to the Company, it will adjust its operating plans accordingly.


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.  None.
          -----------------

Item 2.   Changes in Securities.  None.
          ---------------------

Item 3.   Defaults Upon Senior Securities.  None.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.  None.
          ---------------------------------------------------

Item 5.   Other Information.  None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits
               --------

               The following documents are referenced or included in this report:

Exhibit
  No.
-------

 3.1 1/ Amended and Restated Certificate of Incorporation effective November 29, 1994.
 3.2 2/   Certificate of Designation of Preferences of Preferred
          Shares effective June 27, 1995.
 3.3      Bylaws, as amended and restated September 14, 1995.
 4.1      Reference Exhibits 3.1, 3.2 and 3.3.
23.1      Consent of Independent Auditors.
27        Financial Data Statement

-----------------

1/ Incorporated by reference to exhibit filed with registrant's Amendment No. 1 to Current Report on Form 8-K/A as filed with the SEC on February 14, 1995.
2/ Incorporated by reference to exhibit of the registrant's Registration Statement on Form S-3 (File No. 33-60873) as filed with the SEC on June 19, 1995.

         (b)   REPORTS ON FORM 8-K.  A report on Form 8-K dated
August 15, 1995 was filed in the quarter ended September 30, 1995, with disclosure in Item 5 and Item 7 thereto. No financial statements were filed in conjunction therewith.

                 SOMATIX THERAPY CORPORATION
                     September 30, 1995
                     ------------------


                           SIGNATURES
                           ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





DATE:                     , 1995  By: /s/
     ---------------------            -----------------------------
                                      President, Chief Executive
                                      Officer and Chairman of the
                                      Board





DATE:                     , 1995  By: /s/
     ---------------------           -----------------------------
                                     Vice President, Finance
                                     (Principal Financial and
                                     Accounting Officer)