Form 10-Q
period 1995-12-31
SOMATIX THERAPY CORPORATION
filed 1996-02-14
CIK 791925

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                         Commission File Number 0-14758


                           SOMATIX THERAPY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     94-2762045
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                       Identification No.)




 850 Marina Village Parkway, Alameda, California
-------------------------------------------------------------------------------
 94501
-------------------------------------------------------------------------------
(Address of principal executive offices)
 (zip code)



                                 (510) 748-3000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              ----     ----

     The number of shares outstanding of each of the issuer's classes of common stock as of:

              Class                           Outstanding at December 31, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Common Stock, $0.01 Par Value                     22,990,142
   Preferred Stock, $0.01 Par Value                     231,971

                                TABLE OF CONTENTS




                                                                       PAGE NO.

PART I.    FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Consolidated Balance Sheets as of
           December 31, 1995 and June 30, 1995  . . . . . . . . . . . . .   1,2

           Consolidated Statements of Operations
           for the Three and Six Months Ended
           December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . .    3

           Consolidated Statements of  Cash Flows
           for the Three and Six Months Ended
           December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . .    4

           Notes to Consolidated Financial Statements  . . . . . . . . . .    5

           Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .    6

PART II.    OTHER INFORMATION

             Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . .    7
             Item 2.  Changes in Securities  . . . . . . . . . . . . . . .    7
             Item 3.  Defaults Upon Senior Securities  . . . . . . . . . .    7
             Item 4.  Submission of Matters to a Vote of
                      Security Holders . . . . . . . . . . . . . . . . . .    7
             Item 5.  Other Information  . . . . . . . . . . . . . . . . .    7
             Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .    8

Exhibits Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9



                           SOMATIX THERAPY CORPORATION



                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                December 31,           June 30,
                                                    1995                 1995
                                                 (unaudited)
                                                -------------------------------
Current assets:
    Cash and cash equivalents . . . . . . . . .  $ 3,182,000        $14,326,000
    Marketable securities . . . . . . . . . . .   11,567,000            250,000
    Other current assets  . . . . . . . . . . .      786,000            726,000
                                                 -----------        -----------
          Total current assets  . . . . . . . .   15,535,000         15,302,000

Marketable securities, long-term  . . . . . . .      103,000                 --
Restricted cash . . . . . . . . . . . . . . . .      650,000            300,000

Equipment and improvements, at cost:
    Laborabory and production equipment . . . .    4,074,000          3,942,000
    Equipment under capital leases  . . . . . .    3,120,000          3,078,000
    Furniture and office equipment  . . . . . .    1,141,000          1,115,000
    Leasehold improvements  . . . . . . . . . .    3,827,000          3,781,000
                                                 -----------        -----------
                                                  12,162,000         11,916,000
    Less accumulated depreciation and
      amortization                                 9,454,000          8,523,000
                                                 -----------        -----------
    Net equipment and improvements  . . . . . .    2,708,000          3,393,000
                                                 -----------        -----------
Other assets  . . . . . . . . . . . . . . . . .      158,000            133,000
                                                 -----------        -----------
                                                 $19,154,000        $19,128,000
                                                 ===========        ===========



                             See accompanying notes.



                           SOMATIX THERAPY CORPORATION



                     CONSOLIDATED BALANCE SHEETS - CONTINUED



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                December 31,        June 30,
                                                                                    1995              1995
                                                                                 (unaudited)
                                                                                ------------        --------
Current liabilities:
     Accounts payable and accrued liabilities . . . . . . . . . . . . . .       $  1,947,000     $ 2,642,000
     Accrued compensation and related expenses  . . . . . . . . . . . . .            826,000         992,000
     Capital lease obligations  . . . . . . . . . . . . . . . . . . . . .            786,000         718,000
     Accrued restructuring costs  . . . . . . . . . . . . . . . . . . . .            421,000         859,000
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . .            186,000         186,000
                                                                                  ----------      ----------
         Total current liabilities   . . . . . . . . . . . . . . . . . . .         4,166,000       5,397,000

Capital lease obligations, net of current portion                                  1,409,000       1,692,000
Accrued restructuring costs,
     net of current portion . . . . . . . . . . . . . . . . . . . . . . .          1,022,000       1,288,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .  .           198,000         262,000

Stockholders' equity
  Series A  preferred  stock,  par  value  $0.01  per  share,  1,000,000  shares authorized; 231,971 shares, issued and outstanding
  (254,000 at June 30, 1995) . . . . . . . . . . . . . . . . . . . . . .               2,000           3,000
  Common stock, par value $0.01 per share,
     40,000,000 shares authorized,
     22,990,142 issued and outstanding
     (20,991,996 at June 30, 1995) . . . . . . . . . . . . . . . . . . . .           230,000         210,000
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .       171,280,000     159,749,000
  Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . .      (159,153,000)   (149,473,000)
                                                                                ------------    ------------
       Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .        12,359,000      10,489,000
                                                                                ------------    ------------

         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,154,000      19,128,000
                                                                                ============    ============
                   See accompanying notes.


                       SOMATIX THERAPY CORPORATION



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended                            Six Months Ended
                                                  ------------------                            ----------------
                                               December 31,       December 31,              December 31,        December 31,
                                                   1995              1994                       1995                1994
                                               ------------       ------------              ------------        -----------
Revenues:
    Research Agreement  . . . . . . . . . $           --     $           --             $          --       $       250,000

Costs and expenses:

    Research and development   . . . . . .      4,244,000           4,575,000                 8,131,000           8,795,000

General and administrative                      1,063,000           1,006,000                 1,970,000           2,013,000
                                            -------------          ----------               ------------       ------------

         Total costs and expenses . . . .       5,307,000           5,581,000                10,101,000          10,808,000
                                            -------------        ------------              ------------        ------------
Operating loss  . . . . . . . . . . . . .      (5,307,000)         (5,581,000)              (10,101,000)        (10,558,000)

Other income, net . . . . . . . . . . . .         203,000              80,000                   421,000             239,000
                                            -------------         ------------              -----------         -----------

          Net loss  . . . . . . . . . . . $     5,104,000)    $    (5,501,000)          $    (9,680,000)    $   (10,319,000)
                                          =================   ================          ================    ================

Net loss per share . . . . . . . . . . .  $         (0.22)    $         (0.35)          $         (0.43)    $         (0.65)
                                          ================    =================         ================    ================

Shares used in calculation of
    net loss per share...............          22,744,967          15,787,783                22,282,529          15,768,691


Quarterly paid-in-kind dividend on preferred stock was distributed at December 31, 1995 in the amount of 3,920 preferred shares.



                             See accompanying notes.




                           SOMATIX THERAPY CORPORATION



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Six Months Ended December 31,
                                                                               ------------------------------------
                                                                                    1995                    1994
                                                                                    ----                    ----
Cash flows from operating activities:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ (9,680,000)           $ 10,319,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . .                   931,000                 921,000
      Decrease (increase) in
         other current assets . . . . . . . . . . . . . . . . . .                   (60,000)                 36,000
      Decrease (increase) in other assets . . . . . . . . . . . .                   (25,000)                 11,000
      Increase (decrease) in accounts payable
         and accrued liabilities  . . . . . . . . . . . . . . . .                  (695,000)                546,000
      Increase (decrease) in accrued compensation
         and related expenses . . . . . . . . . . . . . . . . . .                  (166,000)                339,000
      Decrease in accrued restructuring cost  . . . . . . . . . .                  (704,000)                    --
      Increase (decrease) in other
         liabilities  . . . . . . . . . . . . . . . . . . . . . .                   (64,000)                 22,000
                                                                               ------------            ------------
         Net cash used in operating
            activities  . . . . . . . . . . . . . . . . . . . . .               (10,463,000)             (8,444,000)

Cash flows from investing activities:
   Sales of marketable securities . . . . . . . . . . . . . . . .                 1,700,000              16,175,000
   Purchase of marketable securities  . . . . . . . . . . . . . .               (13,120,000)             (5,776,000)
   Increase in restricted cash  . . . . . . . . . . . . . . . . .                  (350,000)                (50,000)
   Purchase of equipment and
      improvements  . . . . . . . . . . . . . . . . . . . . . . .                  (246,000)             (1,006,000)
                                                                               ------------             ------------
         Net cash provided by (used in)
            investing activities  . . . . . . . . . . . . . . . .               (12,016,000)              9,343,000

Cash flows from financing activities:
   Borrowings under sale/leaseback
      agreement . . . . . . . . . . . . . . . . . . . . . . . . .                   179,000                 555,000
   Principal payments under capital
      lease obligations . . . . . . . . . . . . . . . . . . . . .                  (394,000)               (298,000)
   Net proceeds from issuance of
      common stocks . . . . . . . . . . . . . . . . . . . . . . .                11,550,000                  13,000
                                                                              -------------             -----------
         Net cash provided by
            financing activities . . . . . . . . . . . . . . . . .               11,335,000                 270,000

Net increase (decrease) in cash  . . . . . . . . . . . . . . . . .              (11,144,000)              1,169,000
Cash and cash equivalents,
   beginning of period . . . . . . . . . . . . . . . . . . . . . .               14,326,000                 777,000
                                                                               ------------           -------------
Cash and cash equivalents,
   end of period . . . . . . . . . . . . . . . . . . . . . . . . .             $  3,182,000           $   1,946,000
                                                                               ============           =============

Cash paid for interest . . . . . . . . . . . . . . . . . . . . . .             $    162,000           $     136,000



                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

1. Basis of Presentation
   ----------------------

     The information at December 31, 1995 and 1994, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1995.

2. Per Share Information
   ---------------------

     Per share information is based on the weighted average number of shares of common stock outstanding during each period. Shares issuable upon the conversion of preferred stock to common stock and shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (common stock equivalents) are not included in the calculation of the net loss per share for the three and six month periods ended December 31, 1995 and 1994, since their inclusion would be anti-dilutive.

3.  Accrued Restructuring Costs
    ---------------------------

     On June 29, 1995, the Company completed a restructuring and cost savings program separating its research and development infrastructure into two groups. The development group will focus on clinical trials and product development and the research group will focus on gene transfer technologies for various medical applications. At December 31, 1995, accrued restructuring balance was $1,443,000 consisting principally of future rent obligations.

     Item 2.  Management's  Discussion  And Analysis Of Financial  Condition And
--------------------------------------------------------------------------------
Results Of Operations
---------------------

Results Of Operations
---------------------

     Somatix Therapy Corporation ("Somatix" or the "Company") is a research and development company in the field of gene therapy. Absent significant funding from research collaborations, the Company expects costs and expenses to exceed revenues in future periods. This will result in increasing losses for the next several years.

     There were no revenues for the three and six month periods ended December 31, 1995 compared to $250,000 in the six month period in the prior fiscal year. Prior fiscal year revenues were derived from a research agreement.

     Research and development expenses for the three and six month periods ended December 31, 1995 decreased by $331,000 and $664,000, respectively, from the same periods in the prior fiscal year. The decrease is due to the Company's restructuring and cost savings program. In future periods, the Company expects to incur increases in expense in support of expanded on-going clinical trials and initiation of clinical trials for additional indications.

     Other income consists principally of interest income earned on the Company's cash reserves. The increase, to $421,000 in the six months of fiscal year 1996, from $239,000 for the same period in fiscal year 1995, was primarily due to larger cash balances available for investment.

Liquidity And Capital Resources
--------------------------------

     On December 31, 1995, the Company had cash, cash equivalents, and marketable securities of $14,852,000, compared with $14,576,000 on June 30, 1995. Operating expenses have exceeded revenues for a number of years. For the six-month period ended December 31, 1995, capital expenditures amounted to $246,000. The Company expects its cash requirements and net losses to increase significantly in future periods due to higher research and development costs, the cost of phase III clinical trials due to start in the quarter ending June 30, 1996, and other expenses. The Company has no material capital commitments.

     Given its current operating plans, the Company anticipates that its existing cash will be sufficient to meet its cash requirements for the next nine months. The Company's future cash requirements will depend upon many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the expense in conjunction with obtaining regulatory approvals, the rate of technological advances, the determination of the commercial potential of the Company's products under development, the status of competitive products, and the establishment of production capacity for clinical trials. The Company anticipates that it will be required to raise substantial additional funds, through collaborative research, development and commercialization relationships and public or private financings. While the Company's agreement with Bristol-Myers Squibb calls for Bristol-Myers Squibb to make a $10 million equity investment upon the Company obtaining regulatory approval to start a phase II/III clinical trial, consummation of any other such transaction would be subject to numerous conditions and contingencies, and there can be no assurance that any such transaction will occur in the near term, if at all. The Company may also seek to access the public equity markets if and when conditions are favorable, even if it does not have an immediate need for additional cash at that time. If financing opportunities are not available to the Company, it will adjust its operating plans accordingly.

PART II.          OTHER INFORMATION


Item 1.           Legal Proceedings.  None.
                  ------------------

Item 2.           Changes in Securities.  None.
                  ----------------------

Item 3.           Defaults Upon Senior Securities.  None.
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

     On November 16, 1995, at the Company's 1995 Annual Meeting of Security Holders, the following matters were submitted and voted on by security holders and were adopted:

A. The election of: David W. Carter; Karen Davis Ph.D.; Michael R. Eisenson; Fred H. Gage, Ph.D.; Harry F. Hixson, Jr. Ph.D.; Richard C. Mulligan, Ph.D.; John T. Potts, Jr., M.D.; Thomas E. Shenk, Ph.D.; Samuel
     D. Waksal, Ph.D.; Leon E. Rosenberg, M.D. by the stockholders to serve on the board of directors.

The results of the vote are as follows:



                                           Total Vote For     Total Vote Withheld
                                            Each Director      From Each Director
                                            -------------      ------------------
         David W. Carter                       16,443,137                  61,579
         Karen Davis, Ph.D.                    16,442,412                  62,304
         Michael R. Eisenson                   16,448,612                  56,104
         Fred H. Gage, Ph.D.                   16,450,137                  54,579
         Harry F. Hixson, Jr., Ph.D.           16,450,512                  54,204
         Richard C. Mulligan, Ph.D.            16,440,012                  64,704
         John T. Potts, Jr., M.D.              16,450,612                  54,104
         Thomas E. Shenk, Ph.D.                16,450,412                  54,304
         Samuel D. Waksal, Ph.D.               16,450,312                  54,404
         Leon E. Rosenberg, M.D.               16,449,612                  55,104


B. The approval of an amendment to the Company's 1992 Stock Option Plan (the "Option Plan") to render non-employee members of the Board of Directors, other than those individuals who are also at the time serving on the Compensation Committee which administers the Option Plan, eligible to participate in the Discretionary Option Grant Program in effect under the Option Plan so that they may receive options under both the Discretionary Option Grant Plan and the Automatic Option Grant Program.

The results are as follows:

    For             Against                Abstain                 No Vote
    ---             -------                -------                 -------
 13,249,979        2,348,623               319,941                 586,173


C.   The  ratification of   Ernst & Young,  LLP as  independent  auditors of the
     Company for fiscal year ending June 30, 1996.

The results are as follows:

   For              Against                Abstain                 No Vote
   ---              -------                -------                 -------

16,183,605           28,000                293,111                   0


Item 5.   Other Information.  None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)    Exhibits
                 --------

           The following documents are referenced or included in this report:

Exhibit
  No.
-------

 3.1 1/ Amended and Restated Certificate of Incorporation effective November 29, 1994.
 3.2 2/ Certificate of Designation of Preferences of Preferred Shares effective June 27, 1995.
 3.3 3/    Bylaws, as amended and restated September 14, 1995.
 4.1       Reference Exhibits 3.1, 3.2 and 3.3.
10.1 Amendment No. 2 to the Warrant Agreement and Shareholder Agreement, dated November 9, 1995, by and among Somatix Therapy Corporation and Kleiner Perkins Caufield and Byers V.
10.2 Mutual Termination Agreement dated September 29, 1995 between Somatix and Baxter Healthcare Corporation.
27         Financial Data Statement


1/ Incorporated by reference to exhibit filed with registrant's Amendment No. 1 to Current Report on Form 8-K/A as filed with the SEC on February 14, 1995.
2/  Incorporated  by  reference  to exhibit of the  registrant's    Registration
    Statement  on Form S-3 (File  No. 33-60873)  as filed with   the   SEC   on
    June 19, 1995.
3/ Incorporated by reference to exhibit of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

             (b) Reports on Form 8-K. No reports on Form 8-K were filed in the quarter ended December 31, 1995.

                                            SOMATIX THERAPY CORPORATION

                                                 December 31, 1995



                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 8, 1996          SOMATIX THERAPY CORPORATION



DATE: February 8, 1996          By:  DAVID W. CARTER
                                     ---------------
                                     David W. Carter
                                     President, Chief Executive Officer and
                                     Chairman of the Board


DATE: February 8, 1996          By:  MARK N. K. BAGNALL
                                     ------------------
                                     Mark N. K. Bagnall
                                     Vice President, Finance (Principal
                                     Financial and Accounting Officer)