Form 10-Q
period 1996-03-31
SOMATIX THERAPY CORPORATION
filed 1996-05-15
CIK 791925

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1996

                         Commission File Number 0-14758


                           SOMATIX THERAPY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     94-2762045
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



 850 Marina Village Parkway, Alameda, California                    94501
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (zip code)



                                 (510) 748-3000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----   -----

The number of shares outstanding of each of the issuer's classes of common stock as of:



                  Class                      Outstanding at March 31, 1996
- --------------------------------------------------------------------------------
     Common Stock, $0.01 Par Value                     23,054,202
   Preferred Stock, $0.01 Par Value                     235,891


                                -----------------
                                TABLE OF CONTENTS
                                -----------------


                                                                                                             PAGE NO.
                                                                                                             --------
PART I.            FINANCIAL INFORMATION

                   Item 1 - Financial Statements

                   Consolidated Balance Sheets as of
                   March 31, 1996 and June 30, 1995.....................................................        1,2

                   Consolidated Statements of Operations
                   for the Three and Nine Months Ended
                   March 31, 1996 and 1995..............................................................          3

                   Consolidated Statements of Cash Flows
                   for the Three and Nine Months Ended
                   March 31, 1996 and 1995..............................................................          4

                   Notes to Consolidated Financial Statements...........................................          5

                   Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...........................................................................          6

PART II.          OTHER INFORMATION

                   Item 1.       Legal Proceedings............................................................   12
                   Item 2.       Changes in Securities........................................................   12
                   Item 3.       Defaults Upon Senior Securities..............................................   12
                   Item 4.       Submission of Matters to a Vote of Security Holders..........................   12
                   Item 5.       Other Information............................................................   12

                  Signatures                                                                                     13



                                       i.

                           SOMATIX THERAPY CORPORATION

                               ------------------

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                     March 31,          June 30,
                                                                                       1996               1995
                                                                                    (unaudited)
                                                                                    -----------        -----------
Current assets:
    Cash and cash equivalents ................................................      $ 4,736,000        $14,326,000
    Marketable securities.....................................................        4,838,000            250,000
    Other current assets......................................................          507,000            726,000
                                                                                     ----------        -----------
          Total current assets................................................       10,081,000         15,302,000

Marketable securities, long-term..............................................          103,000                 --
Restricted cash...............................................................          650,000            300,000

Equipment and improvements, at cost:
    Laboratory and production equipment.......................................        4,239,000          3,942,000
    Equipment under capital leases............................................        3,145,000          3,078,000
    Furniture and office equipment............................................        1,241,000          1,115,000
    Leasehold improvements....................................................        4,223,000          3,781,000
                                                                                    -----------        -----------
                                                                                     12,848,000         11,916,000
    Less accumulated depreciation and amortization............................        9,932,000          8,523,000
                                                                                    -----------        -----------
    Net equipment and improvements............................................        2,916,000          3,393,000
                                                                                    -----------        -----------

Other assets..................................................................          156,000            133,000
                                                                                      ---------        -----------
                                                                                   $ 13,906,000        $19,128,000
                                                                                   ============        ===========

                            See accompanying notes.

                           SOMATIX THERAPY CORPORATION

                             ----------------------

                     CONSOLIDATED BALANCE SHEETS - CONTINUED



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  March 31,           June 30,
                                                                                    1996                1995
                                                                                 (unaudited)
                                                                               ---------------      ---------------
Current liabilities:
     Accounts payable and accrued liabilities............................      $     1,798,000      $     2,642,000
     Accrued compensation and related expenses...........................              999,000              992,000
     Capital lease obligations...........................................              796,000              718,000
     Accrued restructuring costs.........................................              438,000              859,000
     Other current liabilities...........................................              186,000              186,000
                                                                               ---------------      ---------------
         Total current liabilities.......................................            4,217,000            5,397,000

Capital lease obligations, net of current portion........................            1,207,000            1,692,000
Accrued restructuring costs,
     net of current portion..............................................              928,000            1,288,000
Other liabilities........................................................              240,000              262,000

Stockholders' equity
  Series A  preferred  stock,  par  value  $0.01
     per  share,  1,000,000  shares authorized;
     235,891 shares, issued and outstanding
     (254,000 at June 30, 1995)..........................................                2,000                3,000
  Common stock, par value $0.01 per share,
     40,000,000 shares authorized,
     23,054,202 issued and outstanding
     (20,991,996 at June 30, 1995).......................................              231,000              210,000
  Additional paid-in capital.............................................          171,742,000          159,749,000
  Accumulated deficit....................................................         (164,661,000)        (149,473,000)
                                                                               ---------------      ---------------
       Total stockholders' equity........................................            7,314,000           10,489,000
                                                                               ---------------      ---------------

                                                                               $    13,906,000      $    19,128,000
                                                                               ===============      ===============

                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION

                              ---------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                    Nine Months Ended
                                              -------------------------------          -------------------------
                                               March 31,            March 31,           March 31,       March 31,
                                                 1996                 1995                 1996           1995
                                            ---------------       --------------       --------------  ------------
Revenues:

    Research Agreement......................   $          --      $          --       $         --    $        250,000

Costs and expenses:

    Research and development................       4,656,000          4,809,000         12,787,000          13,605,000

    General and administrative..............       1,049,000          1,008,000          3,019,000           3,020,000

    Write-off of in-process
        technology..........................                         13,679,000                             13,679,000
                                               -------------      -------------       ------------    ----------------

        Total costs and expenses............       5,705,000         19,496,000         15,806,000          30,304,000
                                               -------------      -------------       ------------    ----------------

Operating loss..............................      (5,705,000)       (19,496,000)       (15,806,000)        (30,054,000)

Other income, net...........................         197,000             20,000            618,000             259,000
                                               -------------      -------------       ------------    ----------------

        Net loss............................     $(5,508,000)      $(19,476,000)      $(15,188,000)       $(29,795,000)
                                               =============      =============       ============    ================


Net loss per share..........................   $       (0.24)     $       (1.15)      $      (0.67)             $(1.85)
                                               =============      =============       ============    ================

Shares used in calculation of
    net loss per share......................      23,043,251         16,911,945         22,535,177          16,145,588



Quarterly paid-in-kind dividend on preferred stock was distributed at March 31, 1996 in the amount of 3,920 preferred shares.



                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION

                            ------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Nine Months Ended March 31,
                                                                                           -----------------------------------------
                                                                                                 1996                       1995
                                                                                                 ----                       ----
Cash flows from operating activities:
Net loss .....................................................................              $(15,188,000)               (29,795,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization ..........................................                 1,409,000                  1,426,000
      Write-off of acquired in-process
           technology ........................................................                                           13,679,000
      Decrease (increase) in
        other current assets .................................................                   219,000                    (65,000)
      Decrease (increase)in other assets .....................................                   (23,000)                   (23,000)
      Increase (decrease) in accounts payable
        and accrued liabilities ..............................................                  (844,000)                   234,000
      Increase (decrease)in accrued compensation
        and related expenses .................................................                     7,000                    538,000
      Decrease in accrued restructuring cost .................................                  (781,000)                      --
      Increase (decrease) in other
        liabilities ..........................................................                   (22,000)                    18,000
                                                                                            ------------               ------------
        Net cash used in operating
           activities ........................................................               (15,223,000)               (13,988,000)

Cash flows from investing activities:
   Sales of marketable securities ............................................                 8,440,000                 23,025,000
   Purchase of marketable securities .........................................               (13,131,000)                (6,811,000)
   Increase in restricted cash ...............................................                  (350,000)                   (50,000)
   Purchase of equipment and
      improvements ...........................................................                  (932,000)                (1,328,000)
                                                                                            ------------               ------------
        Net cash provided by (used in)
           investing activities ..............................................                (5,973,000)                14,836,000

Cash flows from financing activities:
   Borrowings under sale/leaseback
      agreement ..............................................................                   204,000                    803,000
   Principal payments under capital
      lease obligations ......................................................                  (611,000)                  (501,000)
   Net proceeds from issuance of
      common stock ...........................................................                12,013,000                    199,000
                                                                                            ------------               ------------
        Net cash provided by
           financing activities ..............................................                11,606,000                    501,000

Net increase (decrease) in cash ..............................................                (9,590,000)                 1,349,000
Cash and cash equivalents,
   beginning of period .......................................................                14,326,000                    777,000
                                                                                            ------------               ------------
Cash and cash equivalents,
   end of period .............................................................              $  4,736,000               $  2,126,000
                                                                                            ============               ============

Cash paid for interest .......................................................              $    237,000               $    218,000


                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996

1.       Basis of Presentation

         The information at March 31, 1996 and 1995, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1995.

2.       Per Share Information

         Per share information is based on the weighted average number of shares of common stock outstanding during each period. Shares issuable upon the conversion of preferred stock to common stock and shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (common stock equivalents) are not included in the calculation of the net loss per share for the three and nine month periods ended March 31, 1996 and 1995, since their inclusion would be anti-dilutive.

3.       Accrued Restructuring Costs

         On June 29, 1995, the Company completed a restructuring and cost savings program separating its research and development infrastructure into two groups. The development group will focus on clinical trials and product development and the research group will focus on gene transfer technologies for various medical applications. At March 31, 1996, accrued restructuring balance was $1,366,000 consisting principally of future rent obligations.

4.       Subsequent Event

         On April 30, 1996, the Company received a second equity investment of $10 million from Bristol-Myers Squibb. Bristol-Myers Squibb made an initial equity investment of $10 million in the Company in August 1995. The second investment is a milestone payment for the Company receiving protocol clearance from the Food and Drug Administration for a phase III clinical trial for GVAX(TM) cancer vaccine.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Results Of Operations

         Somatix Therapy Corporation ("Somatix" or the "Company") is a research and development company in the field of gene therapy. Absent significant funding from research collaborations, the Company expects costs and expenses to exceed revenues in future periods. This may result in increasing losses for the next several years.

         There were no revenues for the three and nine month periods ended March 31, 1996 compared to $250,000 in the nine month period in the prior fiscal year. Prior fiscal year revenues were derived from a research agreement.

         Research and development expenses for the three and nine month periods ended March 31, 1996 decreased by $153,000 and $818,000 respectively, from the same periods in the prior fiscal year. The decrease is due to the Company's restructuring and cost savings program implemented in June, 1995. In future periods, the Company expects to incur increases in expense in support of expanded on-going clinical trials and initiation of clinical trials for additional indications.

         Other income consists principally of interest income earned on the Company's cash reserves. The increase, to $618,000 in the nine months of fiscal year 1996, from $259,000 for the same period in fiscal year 1995, was primarily due to larger cash balances available for investment.

         Liquidity And Capital Resources

         On March 31, 1996, the Company had cash, cash equivalents, and marketable securities of $9,677,000, compared with $14,576,000 on June 30, 1995. Subsequent to March 31, 1996, the Company received $10 million from an equity investment in the Company (see Note 4 to the Consolidated Financial Statements). Operating expenses have exceed revenues for a number of years. For the nine month period ended March 31, 1996, capital expenditures amounted to $932,000. The Company expects its cash requirements and net losses to increase significantly in future periods due to higher research and development costs, the cost of phase III clinical trials due to start by December 31, 1996, and other expenses. The Company has no material capital commitments.

         Given its current operating plans, the Company anticipates that its existing cash will be sufficient to meet its cash requirements for the next ten months. The Company's future cash requirements will depend upon many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the expense in conjunction with obtaining regulatory approvals, the rate of technological advances, the determination of the commercial potential of the Company's products under development, the status of competitive products, and the establishment of production capacity for clinical trials. The Company anticipates that it will be required to raise substantial additional funds, through collaborative research, development and commercialization relationships and public or private financings. The Company may also seek to access the public equity markets if and when conditions are favorable, even if it does not have an immediate need for additional cash at that time. If financing opportunities are not available to the Company, it will adjust its operating plans accordingly.

                                  RISK FACTORS

Future Capital Needs; Uncertainty of Additional Financing

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

Early Stage of Development; No Developed or Approved Products

         Somatix's potential gene therapy products are in research and preclinical and clinical development. No revenues have been generated from the sale of any of such products, nor are any such revenues expected for at least the next several years. The products currently under development by the Company will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's potential gene therapy products will prove to be safe and effective in clinical trials or that any commercially successful products will ultimately be developed by the Company. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably.

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

         As the field of gene therapy becomes more established, competitors may enter the field who have patent rights to genes and technology which may be used in gene therapy. The Company's processes and potential products may conflict with patents which have been or may be granted to competitors, academic institutions, universities or others. For example, one of the Company's competitors has been granted an exclusive license to a United States patent issued to the National Institute of Health covering ex vivo gene therapy. The Patent and Trademark Office recently declared an interference between the competitor's patent, a patent application licensed exclusively to the Company, and a patent application of a third party. The Company has been accorded Senior Party status in the interference proceeding, because the application licensed to the Company has a priority date earlier than that of either the patent issued to the competitor or the third party's patent application. The interference proceeding is in its early stages. It is expected that, unless settled, the proceedings may last for several years.

Nothing can be predicted about the outcome of the proceedings, although the Company believes that the result will not adversely impact the Company's overall patent portfolio, which covers many aspects of gene therapy.

         The Company has exclusively licensed two U.S. patents covering the ex vivo modification of epithelial cells, one U.S. patent covering the ex vivo modification of fibroblasts, and one U.S. patent covering the ex vivo modification of cells to treat diseases of the central nervous system. The Company has also recently received notices of allowance for pending applications covering: genetically modified hepatocytes, the Company's proprietary packaging cells, the use of retroviral producer cells to treat brain cancer, and the Company's GVAX(TM) cancer vaccine. It is expected that the corresponding patents will issue before the end of the year. The Company also holds exclusive licenses to European patents covering the use of geneticallly modified epithelial cells, endothelial cells, and fibroblasts, and has received a notice that its licensed patent application for genetically modified hepatocytes has also been allowed.

         The Company is also aware of pending patent applications which have been licensed to a competitor of the Company relating to certain types of genetically modified cells. For example, the Company is aware of a pending application covering genetically modified endothelial cells and their use in gene therapy. The patent application is assigned to the United States Government, and it is believed that the patent application is exclusively licensed to a competitor. There is no assurance that a license to this or related patent applications will be available to the Company.

         There can be no assurance that the Company will be able to obtain a license to any third party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. If the Company does not obtain such licenses, it could encounter delays in introducing any such potential products while it attempts to design around such patents, or it could find that the development, manufacture or sale of such potential products could be adversely effected. Failure by the Company to obtain a license to relevant technology that it may require to commercialize its technologies or potential products may have a material adverse effect on the Company. In addition, the Company could incur substantial costs in defending itself in lawsuits brought against it on such patents or in lawsuits in which the Company's patents may be asserted by it against another party. In addition, since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, Somatix cannot be certain that its licensors were the first creators of inventions covered by its pending patent applications or that they were the first to file patent applications for such inventions.

         In order to manufacture and market its products, the Company may be required to obtain licenses to patents or other proprietary rights of third parties. For example, a number of the DNA sequences which the Company expects to use in its gene therapy products are or may become patented by third parties. As a result, the Company may be required to obtain licenses under such patents in order to conduct certain research, to manufacture or to market products that contain proprietary genes. There can be no assurance that such licenses will be available on commercially reasonable terms, if at all. For example, the Company is aware of proceedings to determine rights to the human GM-CSF cDNA sequence in the United States and Europe; the human GM-CSF cDNA sequence is an important aspect of the Company's GVAX(TM) cancer vaccine. In the United States, in the most recent public disclosure of which the Company is aware, the Board of Patent Appeals and Interferences granted a motion by a third party in an interference proceeding stating that the human GM-CSF cDNA sequence is not patentable over the prior art. In Europe, an Opposition proceeding initiated by a third party to invalidate a European patent covering human GM-CSF cDNA was unsuccessful. The decision by the European Patent Office Opposition Division upholding the patent has been appealed by this third party. There can be no assurance of the outcome of these proceedings or the outcome of these proceedings on appeal, or that, if required, a license of rights to the gene sequence will be available to the Company on commercially reasonable terms, if at all.

         Additionally, a patent has been granted to a university which covers certain adeno-associated virus vectors which may become important in the Company's programs. The Company is currently negotiating an exclusive license to this patent, but there is no assurance that such a license can be obtained on commercially reasonable terms.

         As the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin certain research, manufacturing and marketing of the affected process or potential product. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to use the affected process or to manufacture or use the affected product or cease using such product or process if enjoined by a court. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, or at all. The Company believes that there may be significant litigation and other legal proceedings in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation or proceedings, it could consume a substantial portion of the Company's financial and human resources, regardless of the outcome.

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

             (a)  Exhibits.
                  27 Financial Data Schedule

             (b) Reports on Form 8-K. No reports on Form 8-K were filed in the quarter ended December 31, 1995.

                           SOMATIX THERAPY CORPORATION

                                 March 31, 1996



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:      May ___, 1996        By:
                                         --------------------------------------
                                         David W. Carter
                                         President, Chief Executive Officer and
                                         Chairman of the Board


DATE:      May ___, 1996        By:
                                         --------------------------------------
                                         Mark N. K. Bagnall
                                         Vice President, Finance (Principal
                                         Financial and Accounting Officer)