Form 10-K
period 1996-06-30
SOMATIX THERAPY CORPORATION
filed 1996-09-30
CIK 791925

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                         Commission file number 0-14758

                           SOMATIX THERAPY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                          94-2762045
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

           850 MARINA VILLAGE PARKWAY, ALAMEDA, CALIFORNIA 94501-1034
              (Address of principal executive offices and zip code)

                                 (510) 748-3000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class      Name of each exchange on which registered
          -------------------      -----------------------------------------
          None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
- --------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 19, 1996 was approximately $124,893,190 based upon the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market System on such date. The number of outstanding shares of the registrant's Common Stock as of August 19, 1996 was 24,369,403.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following documents are incorporated by reference into Parts III and IV of this Form 10-K Report: The Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on December 18, 1996.

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                TABLE OF CONTENTS



                                                                                                              Page
                                                                                                              ----
PART I....................................................................................................      1
         Item 1.    Business..............................................................................      1
         Item 2.    Properties............................................................................     18
         Item 3.    Legal Proceedings.....................................................................     18
         Item 4.    Submission of Matters to a Vote of Security-Holders...................................     18

PART II...................................................................................................     19
         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................     19
         Item 6.    Selected Financial Data...............................................................     20
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.........................................................................     20
         Item 8.    Financial Statements and Supplementary Data...........................................     22
         Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure..................................................................     36

PART III..................................................................................................     37
         Item 10.   Directors and Executive Officers of the Registrant....................................     37
         Item 11.   Executive Compensation................................................................     38
         Item 12.   Security Ownership of Certain Beneficial Owners and Management........................     38
         Item 13.   Certain Relationships and Related Transactions........................................     38

PART IV...................................................................................................     39
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................     39

                                     PART I

ITEM I.           BUSINESS

THE COMPANY

         Somatix Therapy Corporation ("Somatix" or the "Company") is a leader in the field of gene therapy. The Company's mission is to research, develop and commercialize proprietary processes for the genetic modification of cells and their use in the treatment of human disease. The Company was formed through the merger and/or acquisition of four companies since 1990: Hana Biologics, Inc., Somatix Corporation, GeneSys Therapeutics Corporation and Merlin Pharmaceutical Corporation.

         Through the combination of these four companies and its internal development programs, Somatix has established a substantial scientific and intellectual property position in the technology of gene transfer. The Company is pursuing the research and development of gene transfer and human gene therapy utilizing retroviral, adenoviral, adeno-associated viral and synthetic vector systems. Somatix is applying its core scientific expertise to the development of novel treatments for cancer, neurological diseases and genetic diseases.

         In August 1995, Bristol-Myers Squibb ("BMS") made an initial $10 million investment in Somatix in return for certain rights including future rights in Somatix' cancer programs. In May 1996, BMS made a second $10 million investment after Somatix achieved a contractual clinical development milestone in oncology. Pursuant to the terms of the BMS agreement, once Somatix decides to license any of its internally initiated cancer programs, it must first give BMS 90 days to review and meet Somatix' terms of such a license. In February, 1996, Somatix made a proposal to BMS regarding its GVAX(TM)* cancer vaccine programs. At the end of the 90 day period, BMS requested and was granted an extension to continue its evaluation of the GVAX(TM) cancer vaccine program.

         With the exception of fiscal year 1990, when the Company sold its cell biology and diagnostic product lines, the Company's operations have been unprofitable since its inception, and will continue to be so in the foreseeable future, as the Company's research and development programs expand into preclinical studies and clinical trials.

BACKGROUND OF GENE THERAPY

         Gene therapy is the genetic modification of cells for therapeutic benefit. In ex vivo gene therapy, cells are removed from the patient, genetically modified and processed using aseptic procedures, tested, and injected or implanted back into the patient. In vivo gene therapy involves the direct administration, to a patient, of a gene transfer vector that delivers the gene into specific cells. In both cases, the product of this "transgene" is typically a protein which may act therapeutically or otherwise stimulate a clinically beneficial process (e.g., an antitumor immune response).

         Gene transfer vectors are the transport vehicles by which genes are inserted into cells. To date, genetically engineered viruses have been the most widely used vectors, because viruses have evolved efficient processes for cell entry and subsequent expression of their genetic information. There are also efforts underway in academia, government and industry to develop nonviral methods of gene delivery. Every viral and nonviral gene transfer system has unique benefits and unique limitations; these differences are important in evaluating the scientific and clinical utility of each system.



- --------

     * GVAX is a trademark of Somatix Therapy Corporation.

         Cell types may be selected or targeted for genetic modification based on their ability to secrete proteins systemically or locally, their capability to integrate into the tissue at the site of implantation and their life spans. As a result, particular cell types may be better suited than others for the delivery of a specific protein or for the treatment of a specific disease. Researchers in the field of gene therapy are primarily working with seven major cell types as candidates for genetic modification: epithelial cells, fibroblasts, endothelial cells, neurons, muscle cells, hematopoietic stem cells, and lymphocytes. These are all somatic cells, which differ from germ cells in that the genetic information contained in them is not passed on to future generations.

         The approaches of gene therapy to treating disease are still in the development stage. A number of scientific challenges must be met before the therapeutic potential of gene therapy is realized and gene therapy products are commercially available. These challenges include attaining sufficient expression of the desired gene, controlling or regulating the amount of the desired protein produced, targeting specific cell types for modification and demonstrating the safety and efficacy of any given approach in human clinical trials.

         In addition to its as yet unproven therapeutic effectiveness, gene therapy may cause unintended side effects. Because with certain gene transfer methods, the desired gene may be randomly inserted into a cell's genetic material, it is theoretically possible that a cancer-causing gene could be activated. The Company believes oncogene activation is unlikely, and that additional genetic events are required for tumorigenesis to occur. Another risk is the possibility that a disabled virus could theoretically reassemble and become virulent. The Company believes that its process for disabling viruses provides sufficient safeguards against such an event and that current testing procedures further reduce this risk. Additional research with respect to such unintended consequences may be necessary, however, before gene therapy products can be commercialized.

PLATFORM TECHNOLOGY

         Through a strategy of mergers, acquisitions and internal development, Somatix has built a broad-based research and development capability across multiple gene transfer systems. The Company has research and development programs in retroviral, adenoviral, adeno-associated viral and synthetic vector systems, as well as hematopoietic stem cell gene transfer.

         RETROVIRAL VECTORS. The retroviral vector is the most advanced system for the efficient, ex vivo genetic modification of dividing human cells, and is the vector Somatix is utilizing for the modification of tumor cells, fibroblasts and hematopoietic stem cells. In addition, Somatix is working on a second-generation retroviral vector (i.e., lentiviral vector) that will allow the in vivo delivery of therapeutic genes into nondividing cells. In support of this effort, Somatix obtained an exclusive, worldwide license to a lentiviral vector developed by Dr. Inder Verma and colleagues at The Salk Institute in July, 1996. The lentiviral vector should eventually allow therapeutic gene transfer into cells, such as neurons, which are clinically relevant but normally do not divide. Coincident with the licensing of the lentiviral technology from The Salk Institute, Dr. Verma was nominated to Somatix' board of directors.

         ADENOVIRAL VECTORS. With the acquisition of Merlin Pharmaceutical Corporation in February, 1995, Somatix brought Thomas Shenk, Ph.D., to the Company as a director and member of the scientific advisory board. The Company has since expanded its program in the research and development of adenoviral vectors, which are highly efficient in the short-term genetic modification of nondividing human cells and have the capacity to carry long segments of genetic information. The Company is developing a GM-CSF (described further below) encoding adenovirus that can rapidly modify a wide spectrum of tumor cells, which may result in faster "turnaround" of the autologous cancer vaccine and potentially lower manufacturing costs. In addition, Somatix is developing a proprietary adenovirus which may the avoid the cellular immune responses triggered by the in vivo administration of first generation adenoviral vectors. This latter adenovirus is being further modified to allow chromosomal integration and control of gene expression via the delivery of oral agents.

         ADENO-ASSOCIATED VIRAL ("AAV") VECTORS. In addition to Dr. Shenk, the acquisition of Merlin Pharmaceutical Corporation brought Richard Samulski, Ph.D., to the Company's scientific advisory board and augmented Somatix' research efforts in adeno-associated viral AAV vectors. The AAV vector is an important gene transfer tool because it can efficiently and stably insert its genetic information into the chromosomes of nondividing target cells. Somatix has developed a number of adeno-associated viral vectors for the in vivo genetic modification of neurons, muscle cells, and liver cells, and has detected gene expression for up to twelve months in animal model systems. Somatix is conducting experiments to define the immunogenecity of AAV vectors, the extent of vector diffusion after injection into the brain and other tissues, and to design a system of transgene regulation which can be controlled through the oral administration of certain well-tolerated agents. In addition, Somatix is developing a manufacturing process for the production of clinical grade AAV vectors.

         SYNTHETIC VECTORS. The Company's synthetic vector program is focused on the development of lipid and polymer-mediated gene transfer systems for the in vivo delivery of genetic information to cells via intravenous administration. The near-term goal of the synthetic vector program is the targeted, nonviral delivery of therapeutic gene sequences to cells in vivo. Longer-term goals include the incorporation of viral proteins and genetic elements into these vectors that will enhance the level and duration of transgene expression while avoiding the immunogenicity and other limitations of current-generation viral vectors.

         STEM CELL GENE THERAPY. Somatix is focusing on the genetic modification of hematopoietic stem cells ("HSC") as a key strategy for the long-term gene therapy of chronic disease. HSCs are the precursor cell population from which the human body's entire complement of blood cells is continuously replenished. Genetically modified HSCs, therefore, are seen as an ideal cell type for the long-term, sustained delivery of therapeutic proteins to the circulation (e.g., factors VIII and IX for the treatment of hemophilia). Furthermore, there are numerous genetic diseases which result in a deficiency of proteins required for metabolic activities (e.g., Gaucher's disease, chronic granulomatous disease, etc.). These diseases are also good candidates for stem cell gene transfer, and will likely provide the initial "proof of concept" for stem cell gene therapy. Consequently, Somatix' stem cell gene transfer group is evaluating several of the Company's proprietary technologies for use in genetic modification of HSCs. The most advanced effort in this area is gene therapy of chronic granulomatous disease (see below).

PRODUCT DEVELOPMENT PROGRAMS

         The following table summarizes the Company's product development programs:

- --------------------------------------------------------------------------------------------------
PRODUCT                      GENE                 INDICATION                STATUS
- --------------------------------------------------------------------------------------------------
Autologous GVAX(TM)          GM-CSF(1)            Renal Cell                Phase I/II
Cancer Vaccine                                    Carcinoma                 (complete)
- --------------------------------------------------------------------------------------------------
                                                  Melanoma                  Phase I/II
- --------------------------------------------------------------------------------------------------
                                                  Prostate Cancer           Phase I
- --------------------------------------------------------------------------------------------------
Allogeneic GVAX(TM)          GM-CSF               Prostate Cancer           Preclinical
Cancer Vaccine
- --------------------------------------------------------------------------------------------------
                             GM-CSF               Colorectal Cancer         Preclinical
- --------------------------------------------------------------------------------------------------
Genetically Modified         p47phox(2)           Chronic                   Phase I
Hematopoietic Stem                                Granulomatous             (complete)
Cells                                             Disease
- --------------------------------------------------------------------------------------------------
Genetically Modified         TH(3) + GTP-         Parkinson's Disease       Preclinical
Autologous                   CHI(4)
Fibroblasts
- --------------------------------------------------------------------------------------------------
In Vivo Adeno-               TH + GTP-            Parkinson's Disease       Research
Associated Virus             CHI
- --------------------------------------------------------------------------------------------------

         (1) Granulocyte-macrophage colony stimulating factor

         (2) A protein which is deficient in chronic granulomatous disease

         (3) Tyrosine hydroxylase

         (4) Guanosine triphosphate cyclohydrolase I

         Cancer, the second leading cause of death in the United States, is a disease in which certain cells grow uncontrolled by the body's normal self-regulatory mechanisms. Over 1.2 million new cases of cancer are diagnosed each year in the United States. While there are several dozen forms of cancer, Somatix' initial targets are melanoma, renal cell carcinoma ("RCC" or "kidney cancer"), prostate and colorectal cancers. Hundreds of thousands of patients are newly diagnosed with these cancers each year in the United States, with a large percentage suffering a recurrence of their disease one to five years after initial treatment.

         THE AUTOLOGOUS GVAX(TM) CANCER VACCINE. Somatix' most advanced therapeutic program is the GM-CSF transduced autologous tumor cell vaccine, or Autologous GVAX(TM) Cancer Vaccine. The vaccine is composed of the patient's own (autologous) tumor cells which have been genetically modified to secrete the immune-stimulating protein granulocyte-macrophage colony stimulating factor ("GM-CSF").

         The initial preclinical observations suggesting the potential efficacy of a GM-CSF transduced tumor cell vaccine were reported by Dranoff and coworkers (Proc. Natl. Acad. Sci. USA 90:3539[1993]). While several cytokine gene-modified tumor cell vaccines had shown antitumor activity in murine cancer models, the Dranoff study showed the GM-CSF gene-modified tumor cell vaccine to be a more potent inducer of systemic antitumor immunity than those vaccines secreting other effector molecules (e.g., IL-2, IL-4, IFN-[gamma], etc.). The wide applicability of the GVAX(TM) cancer vaccine to multiple tumor types was supported by data from several murine tumor models including the colon carcinoma CT-26, renal carcinoma RENCA, fibrosarcoma CMS-5, Lewis lung carcinoma, and the Dunning rat model of prostate carcinoma. GM-CSF secreting tumor cells were more potent inducers of antitumor immunity than unmodified tumor cells in every model tested.

         The Autologous GVAX(TM) Cancer Vaccine began phase I/II clinical testing in patients with renal cell carcinoma at the Johns Hopkins Oncology Center in December, 1993. This study was completed in 1995. In May 1994, a second Phase I/II clinical trial started at the Netherlands Cancer Institute ("NKI") testing the GVAX(TM) cancer vaccine in patients with advanced melanoma. A second Phase I/II advanced melanoma study at the Dana Farber Cancer Institute started in early 1995. The treatment phases of both phase I/II melanoma studies are expected to be completed in the first quarter of 1997. The Company has also started a Phase I trial of the autologous GVAX(TM) cancer vaccine in prostate cancer patients at the Johns Hopkins Oncology Center.

         The principal end points of these initial Autologous GVAX(TM) Cancer Vaccine clinical trials are related to safety and tolerability. To date, phase I/II investigators have administered approximately 300 vaccinations of the autologous GVAX(TM) cancer vaccine in over 75 patients. The vaccine has proven to be safe; adverse events have generally been confined to redness and swelling at the vaccination site and minor flu-like symptoms of short duration.

         Preliminary indications of therapeutic activity include a marked infiltration of white blood cells at the vaccination site, as well as cellular activity at metastatic sites distant from the site of vaccine injection. This cellular activity has been associated, in some patients, with a reduction in metastatic tumor size at residual tumor sites. The phase I/II data suggest that the injection of irradiated, GM-CSF secreting autologous tumor cells can trigger a systemic antitumor response in some patients with metastatic disease. However, the critical efficacy endpoint of any therapeutic investigation in cancer is patient survival, and the autologous vaccine will require further clinical testing to prove whether or not it can affect this endpoint in a statistically significant way.

         THE ALLOGENEIC GVAX(TM) CANCER VACCINE. Somatix is now engaged in the development of a second generation, genetically modified tumor cell vaccine. The Allogeneic GVAX(TM) Cancer Vaccine is composed of lethally irradiated, GM-CSF secreting tumor cells derived from tumor cell lines which are not patient-specific and can therefore be manufactured at large scale. The vaccine can thus be produced, tested, distributed and administered without first obtaining autologous tissue from the cancer patient, reducing manufacturing costs and promoting ease of use. The Company intends to file an investigational new drug ("IND") application in the first quarter of calendar 1997, for the initial clinical evaluation of the allogeneic vaccine in prostate cancer. Somatix is considering additional allogeneic vaccine development for malignant melanoma and breast, colorectal and ovarian cancers.

         CHRONIC GRANULOMATOUS DISEASE ("CGD"). The Company's initial clinical evaluation of stem cell gene therapy is in the treatment of chronic granulomatous disease, an immunodeficiency that compromises the ability of white blood cells to eradicate bacterial and fungal infections. In collaboration with Harry Malech, M.D. at the National Institutes of Health ("NIH"), the Company is evaluating the use of gene therapy to treat this inherited genetic disease. Dr. Malech has completed a Phase I clinical trial, in which patients received autologous hematopoetic stem cells, genetically modified to produce the p47phox protein. The study showed that the p47phox- modified stem cells can be safely administered to humans and successfully generate functional white blood cells in CGD patients. Somatix is continuing to develop this product using a primate model system to further optimize both stem cell gene transfer and engraftment of genetically modified HSCs.

         GENE THERAPY OF NEUROLOGIC DISEASES. Diseases of the central nervous system ("CNS") are important targets for new drug development. Pharmaceuticals to treat CNS diseases are the second largest drug expenditure category behind cardiovascular drugs. However, the brain is one of the most difficult organs to treat with drugs since the blood-brain barrier prevents many small molecules and most proteins from passing out of the blood stream into target areas for treatment. Additionally the brain is a highly complex, inaccessible organ which operates as many distinct regions. Thus, systemically administered drugs often affect multiple systems in the brain, increasing their toxicity. Therefore, it may be a significant advantage to deliver drugs locally to the specific region of the brain requiring therapy in order to avoid debilitating side effects.

         Gene therapy, in particular, appears to offer promise because it may be used to promote cell-based delivery of therapeutic proteins: (i) to specific regions of the brain; (ii) from inside the blood brain barrier; (iii) in a continuous fashion; and (iv) for long periods of time. The lack of adequate drug therapy for major neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease ("PD") and the discovery of a number of neuronal growth factors ("neurotrophic factors") that could retard degeneration and perhaps revitalize damaged neurons, make gene therapy an attractive experimental approach to these diseases. Gene therapy of PD is the Company's most advanced CNS program.

         Although the neurodegeneration that leads to PD is not well understood, it is known that the loss of dopamine-producing cells causes the debilitating movement symptoms of PD. Dopamine levels can be restored through the oral administration of L-dopa, a precursor that is converted to dopamine, and significantly alleviates the symptoms of PD. However, the clinical benefit of L-dopa is attenuated after an average of five years in a majority of patients. This is due to side effects of the drug relating to global exposure of the brain to L-dopa, and the increased dosing required to overcome continued degeneration of dopaminergic neurons.

         Somatix is evaluating the use of gene therapy to produce a continuous and efficacious supply of L-dopa in the brain. Several therapeutic genes may ultimately be required to treat the disease; however, one key transgene encodes the rate limiting enzyme in the biosynthesis of L-dopa, tyrosine hydroxylase ("TH"). Additionally, scientists believe that administration of neurotrophic factors to the region of the brain containing dopaminergic neurons may retard their degeneration and keep natural dopamine production at levels sufficient for normal motor function for a significantly longer period of time. Recent preclinical data has suggested that neurotrophic factors may act on such dopaminergic neurons in a potent and specific way. Eventually, Somatix may introduce a PD therapy combining neurotrophic factors with TH gene delivery. Somatix may have to license certain genes for these factors in order to fully exploit a combination therapy.

         CNS PROGRAM RESULTS AND PROGRESS. The Company has conducted extensive studies of ex vivo and in vivo gene therapy of the CNS in rodent and nonhuman primate models over the past three years. Ex vivo studies have centered on the striatal implantation of autologous fibroblasts genetically modified, via retroviral vector, to produce TH. The fibroblasts are derived from skin biopsies of the animals and are genetically modified in the Company's gene transfer laboratories. In vivo experiments have focused on AAV vectors encoding the TH and GTP cyclohydrolase ("GTP-CHI") enzymes, which are injected directly into the brain where target cells are genetically modified in situ. For either strategy, the required stereotaxic surgery has been reduced to a routine clinical procedure and does not represent a significant technical barrier.

         In late 1995, the Company undertook a large ex vivo preclinical study involving 24 parkinsonian, nonhuman primates. The study was designed to measure the longevity of gene expression and, secondarily, the behavioral effect of implanting TH-modified fibroblasts. Certain primates received the genetically modified cells while others served as untreated controls. The experiment was completed after six months and post mortems have been conducted. While evidence of transgene expression was observed at the longest time point studied to date (four months), the fibroblast grafts were shown not to contain sufficient cells for a rigorous efficacy evaluation of the ex vivo strategy. Experiments are planned to address the technical issues raised by this study.

COMMERCIAL DEVELOPMENT

         In the United States, gene therapy is regulated by the FDA's Center for Biologics Evaluation and Research ("CBER"). CBER regulation places a statutory emphasis on manufacturing; that is, the genetic modification and processing of cells for ex vivo gene therapy, and the manufacture of therapeutic gene transfer vectors for in vivo gene therapy. To ensure compliance with FDA/CBER regulation, Somatix carries out the ex vivo modification and processing of cells at facilities under its own control. Somatix is pioneering the development of the regulatory and manufacturing systems required for adherence to biologics regulation as it applies to ex vivo gene therapy. Somatix has established a pilot cell processing facility designed to operate in compliance with Good Manufacturing Practices ("GMP"). The production of genetically modified cells is intensive in its requirements of labor, materials, and facilities. Any further expansion of Somatix' cell processing capabilities will require additional investment in the physical, systems and staffing infrastructure required for the manufacturing of biologics in the United States.

         The Company intends to market and sell certain of its products directly, while relying on the sales and marketing expertise of potential corporate partners for other programs. The decision to market products directly or through corporate partners will be based on a number of factors, including market size and concentration, the size and expertise of the partner's sales force in a particular market and the Company's overall strategic objectives. The Company is currently engaged in discussions with several potential partners.

COMPETITION

         The Company is aware of several development stage and established enterprises, including prominent pharmaceutical and biotechnology firms, which are exploring the field of human gene therapy or are actively conducting research in gene therapy. The Company may also experience competition from other companies which have acquired or may in the future acquire technology from universities and other research institutions. As these companies develop, they may create or acquire proprietary positions involving certain aspects of gene therapy.

         Some disease indications being evaluated for gene therapy by Somatix are treatable with existing and commercially available medicines. In some cases, currently available therapies are not completely effective, have significant toxicity or are very expensive. While Somatix believes that gene therapy has the potential to provide new and more effective treatments, there is no assurance that other companies will not develop treatments superior to Somatix' gene therapy.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

         The Company's proprietary position includes rights under patents and patent applications covering genetically modified cells, gene transfer vectors for and methods of transferring foreign genes into such cells, and the use of these genetically modified cells to treat certain diseases. Patent positions in the field of biotechnology are generally highly uncertain and involve complex legal and scientific questions. To date, no consistent policy has been developed by the U.S. Patent and Trademark Office regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications licensed to or submitted by the Company will result in the issuance of patents, or that, if issued, patents will afford the Company protection against competitors with similar technology. The Company also relies upon unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights with regard to such unpatented proprietary technology or that competitors will not duplicate or independently develop substantially equivalent technology.

         The Company believes that there may be litigation involving patent and other intellectual property rights in the gene therapy area. If the Company were involved, regardless of the outcome, a substantial portion of the Company's financial and human resources could be involved. The Company's processes and potential future products may be found to infringe patents which have been or may be granted to competitors or research institutions. As the biotechnology industry expands and more patents are issued, the possibility of infringement may increase. Should this occur, legal action could be brought against the Company, damages sought, and certain research and products enjoined, if a competitor's patents were found by a court of competent jurisdiction to be valid, enforceable and infringed. If such action were successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to use the affected process or manufacture the affected product, or to cease using such process or product. There can be no assurance that the Company would prevail in such litigation, or that any required license would be made available on acceptable terms, or at all.

         One of the Company's competitors holds an exclusive license to a United States patent issued to the National Institutes of Health covering ex vivo gene therapy (U.S. Patent No. 5,399,346 to Anderson, et al.). This patent is exclusively licensed to Genetic Therapy Inc., which in 1995 was acquired by Sandoz Pharmaceuticals. The United States Patent and Trademark Office ("PTO") has declared an interference between a pending patent application exclusively licensed to the Company, a patent application of another company, and the Anderson et al. patent. The PTO will conduct an interference proceeding, which is primarily intended to determine the priority of the invention rights among the three parties, and, in addition, will review the validity and patentability of the parties' patent filings. Somatix' application has been accorded senior party status based on its priority filing date of July 5, 1985. The outcome of these proceedings is uncertain, and is expected to take at least a year. However, there can be no assurance that the Anderson et al. patent or the third party patent application will not prevail, and that, if one or the other of them prevails, that any rights under such will be available to the Company on commercially reasonable terms.

         In addition, the Company is aware that a competitor has licensed pending patent applications relating to certain types of genetically modified cells. In particular, the Company is aware of a pending application covering certain genetically modified endothelial cells and their use in gene therapy. The patent application is assigned to the U.S. government, and the Company believes that it is exclusively licensed to such competitor. This application has a filing date later than the filing date of the endothelial cell patent licensed to the Company. Nevertheless, many issues will have to be resolved before priority is determined.

         Because patent applications in the United States are maintained in secrecy until patents issue, and because publication of discoveries in the scientific or patent literature often lags behind the actual discoveries, Somatix cannot be certain that its licensors were the first creators of inventions covered by its pending patent applications or that they were the first to file such applications.

         In order to manufacture and market its potential products, the Company may be required to obtain licenses to patents or other proprietary rights of third parties. There can be no assurance that the Company will be able to obtain a license to any third party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. If the Company does not obtain such licenses, it could encounter delays in introducing any such potential products while it attempts to design around such patents, or it could find that the development, manufacture or sale of such products could be foreclosed. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or potential products may have a material adverse effect on the Company. In addition, the Company could incur substantial costs in defending itself in suits brought against it on such patents or in suits in which the Company's patents may be asserted by it against another party.

         Somatix' policy is to file, where appropriate, patent applications based on its own research to protect technology, inventions, and improvements that are important to the development of its business. The Company also relies upon trade secrets, expertise, continuing technological innovations, and licensing opportunities to develop and maintain its competitive position. Somatix plans to aggressively pursue patent applications to issuance and to defend its patents against third parties. To date, Somatix' proprietary position also includes patents and patent applications licensed from academic institutions and a corporation. The Company's proprietary position is as follows:

         Gene Transfer Methodology. Somatix has exclusively licensed from the Whitehead Institute patent applications that have been filed in the United States, Europe, Japan, Canada, and several other countries. These applications cover vectors (modified disabled retroviruses used to transfer genes into cells) that the Company is developing in its gene therapy programs.

         Somatix also has an exclusive license from The Whitehead Institute to patent applications in the United States, Europe, and Japan that covers packaging cell lines used to produce vectors, methods of construction, and methods of use for introducing DNA into cells.

         In connection with its acquisition of Merlin Pharmaceutical Corporation in February 1995, the Company acquired rights to novel adeno-associated virus vector methodology, including licenses from DNX, Inc., the University of Pittsburgh and the State University of New York. Under such licenses, the Company has exclusive rights to several important inventions and patent applications for AAV vectors, and to the production of those vectors for gene therapy applications.

         In July 1996, Somatix licensed a new gene transfer technology from The Salk Institute. This technology, based on lentiviral vectors, appears to be a highly efficient method of introducing genes into non-dividing cells.

         The Company is also developing adenovirus and non-viral, synthetic vectors for use in gene therapy, expanding its technology platform to five distinct types of gene transfer system. The Company has filed, and will continue to file, patent applications on technology developed internally, where appropriate.

         Cell Types. Somatix has an exclusive license from The Whitehead Institute to two U.S. patents, and a pending U.S. patent application, covering genetically modified epithelial cells and methods for creating them; a European patent has also been issued. Somatix also has an exclusive, worldwide license from the Whitehead Institute to a U.S. patent, and to a U.S. patent application and a related European patent, covering genetically modified fibroblasts fixed in an extracellular matrix for implantation in patients.

         Somatix also has an exclusive, worldwide license from The Whitehead Institute to patent applications for genetically modified hepatocytes and endothelial cells as well as methods for their creation and use in gene therapy. A European patent has issued on the creation and use of genetically modified endothelial cells.

         Gene Therapy Applications. Somatix has an exclusive, worldwide license from the University of California to an issued patent and a U.S. patent application covering methods for treating diseases of the central nervous system using genetically modified cells. The Company also has an exclusive license to a patent application covering the genetic modification of cells to express GTP cyclohydrolase, which may be useful for the gene therapy treatment of PD.

         Somatix also has an exclusive, worldwide license from The Johns Hopkins University and the University of Texas to a patent application, and an issued European patent, for the use of genetically modified cells for cancer vaccines. The Company also has an exclusive, worldwide license from the Whitehead Institute to their interest in a patent application for the use of genetically modified tumor cells expressing GM-CSF for use as cancer vaccines.

         Additionally, the Company is currently negotiating or has obtained exclusive rights to patents and patent applications covering the use of AAV vectors for gene therapy via muscle tissue, cardiac tissue, the central nervous system, and the gut, which may be useful in the Company's programs.

         The Company has acquired significant proprietary rights under license agreements that permit the licensors to terminate those agreements in the event of certain material breaches by the Company. Although the Company has no reason to believe it is currently in default under any of these agreements, there can be no assurance that such defaults will not occur in the future. Should a default occur, and should any of those agreements be terminated in the future, the Company could lose the right to continue to develop one or more of these potential products. Patent prosecution involves collaboration between Somatix' in-house patent counsel and outside intellectual property counsel.

ACCESS TO PROPRIETARY GENES

         Some of the genes used by the Company in its gene therapy products are or may become patented by third parties. As a result, the Company may be required to obtain licenses under such patents in order to conduct certain research or to manufacture or market products that contain proprietary genes. There can be no assurances that these licenses will be granted. The Company is aware of proceedings to determine rights to the human GM-CSF cDNA sequence in the United States and Europe. In the United States, in the most recent public disclosure of which the Company is aware, the Board of Patent Appeals and Interferences granted a motion by a third party in an interference proceeding stating that the human GM-CSF cDNA sequence is not patentable over the prior art. In Europe, a hearing in an opposition proceeding initiated by a third party to invalidate a European patent covering the human GM-CSF cDNA was unsuccessful. The decision by the European Patent Office Opposition Division upholding the patent has been appealed by this third party. There can be no assurance of the outcome of these proceedings or the outcome o these proceedings on appeal, or that, if required, a license of rights to the gene sequence will be available to the Company on commercially reasonable terms, if at all.

GOVERNMENT REGULATION

         The Company's potential products will be subject to regulation by the FDA and will require FDA approval before being commercially marketed for human therapeutic use in the United States. Similar regulatory approval is also required in foreign countries. The Company believes that its potential products will be regulated by the FDA as biologic products. In order to initiate the clinical trials needed to obtain supporting data for marketing approval, the Company must file an IND with the FDA. An IND includes the results of preclinical studies, methods of manufacturing and the proposed plan for clinical trials. If the FDA finds deficiencies in the proposed plan, or otherwise concludes that it would not be reasonably safe to proceed with the planned studies, it may require changes in the IND before allowing the clinical studies to begin.

         Clinical trials are usually conducted in three phases that may take several years to complete. The initial Phase I clinical studies are primarily conducted to establish safety; however, some Phase I clinical studies that involve terminal diseases may include preliminary efficacy evaluations as well. Phase I studies may last from six months to over one year, and usually involve 15 to 50 people. Once safety parameters are established, Phase II studies are initiated to determine therapeutic activity, as well as optimal dosing and route of administration. Phase II studies may involve 20 to 100 people or more. Phase III studies are conducted to demonstrate therapeutic efficacy in a statistically significant manner at the optimal dose, route and schedule of administration. These studies may include 200 to 1,000 patients. During all phases of clinical trails, the FDA must be given periodic progress reports and must be notified regarding adverse reactions, clinical protocol changes and product changes. The FDA may suspend clinical studies if clinical data indicate that patients are being subjected to unreasonable risks. The uncertainty of the regulatory and clinical research process could adversely affect the Company's ability to clinically test, manufacture or market products.

         Once clinical trials are completed, the product must receive FDA marketing approval. The Company must submit a Product License Application ("PLA") and Establishment License Application ("ELA"). Generally, the FDA takes between one and five years to review these applications, and once approved, continues to monitor the effects of the treatment. Even if a product is made commercially available, the FDA has the power to limit or prevent further production, based on findings of its surveillance program.

         Additionally, the NIH has established guidelines for research involving recombinant DNA molecules, which Somatix uses. The Company now complies with, and intends to continue to comply with these guidelines. Until recently, guidelines stated that proposals to conduct clinical research involving gene therapy be reviewed by the NIH's Recombinant DNA Advisory Committee (the "RAC"). Somatix' renal cell carcinoma, prostate cancer and U.S. melanoma protocols were approved by this body. However, new guidelines are being developed that may remove RAC's oversight responsibilities for many gene therapy protocols. The impact of these new guidelines on the cost of or timing of clinical trials cannot be determined at this time.

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

         This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-K.

                                  RISK FACTORS

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The Company anticipates that its existing cash and interest income will be adequate to satisfy its capital requirements for at least the next 12 months. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost of obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products and the establishment of manufacturing capacity. The Company anticipates that it will be required to raise substantial additional funds, including funds raised through collaborative relationships and public or private financings. Because of the Company's significant long-term capital requirements, it may seek to access the public equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. No assurance can be given that additional financing will be available on acceptable terms, or at all. If adequate funds are not available, the Company will be required to curtail significantly its research and development programs or may be required to discontinue its programs in their entirety and liquidate its assets.

EARLY STAGE OF DEVELOPMENT; NO DEVELOPED OR APPROVED PRODUCTS

         Somatix' potential gene therapy products are in research and development. No revenues have been generated from the sale of any of such products, nor are any such revenues expected for at least the next several years. The products currently under development by the Company will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's potential gene therapy products will prove to be safe and effective in clinical trials or that any commercially successful products will ultimately be developed by the Company. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably.

TECHNOLOGICAL UNCERTAINTY

         Gene therapy is a new technology, and existing preclinical and clinical data on the safety and efficacy of gene therapy are very limited. Data relating to the Company's specific gene therapy approaches are even more limited. The Company's GVAX(TM) cancer vaccine product is being tested in Phase I human clinical trials primarily to determine its safety; none of the other products under development at the Company are in human clinical trials. The results of preclinical studies do not predict safety or efficacy in humans. Possible serious side effects of gene therapy include viral infections, the initiation of cancers and possible autoimmune diseases in the patient. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of the Company's potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. Although the Company is testing one of its proposed products in Phase I clinical trials, there can be no assurance that the Company will be permitted to undertake human clinical trials for any of its other products or that the results of such testing will demonstrate safety or efficacy. Even if clinical trials are successful, there is no assurance that the Company will obtain regulatory approval for any indication, or that an approved product can be produced in commercial quantities at reasonable costs, or be successfully marketed. The Company has also recently begun development of in vivo approaches to gene therapy that will target specific cells. There can be no assurance that the desired specificity will be attained or that such products will not have serious side effects.

OPERATING LOSS AND ACCUMULATED DEFICIT

         The Company has incurred net losses since its inception. At June 30, 1996, the Company's accumulated deficit was approximately $170.2 million. Such losses have resulted principally from expenses incurred in the Company's research and development programs, the acquisition of new technology, and to a lesser extent, from general and administrative expenses. The Company incurred a loss of $20.7 million in fiscal 1996 and expects to incur substantial and increasing losses for at least the next several years due primarily to the expansion of its research and development programs, including preclinical studies, clinical trials and manufacturing. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

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

         The Company has clinical trial arrangements with The Johns Hopkins University covering a Phase I clinical trial to treat kidney cancer patients, now in progress, and a Phase I/II clinical trial to treat prostate cancer patients for which RAC approval has been obtained, but for which no patients have yet been enrolled. The Company has additional arrangements with the Netherlands Cancer Institute and the Dana Farber Cancer Center to treat melanoma patients in two separate Phase I clinical trials. Both trials are currently in progress. In the event that any of these relationships are terminated, the completion and evaluation of clinical trials could be adversely affected. In addition, the Company has an arrangement with the Parkinson's Institute of Santa Clara, California to provide animal facilities, animals and consulting services in connection with preclinical testing of its gene therapy product for PD. If the relationship were terminated, progress of preclinical testing would be adversely affected.

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

COMPETITION

         The gene therapy field is relatively new and rapidly evolving, and it is expected to continue to undergo significant and rapid technological change. Rapid technological development could result in the Company's potential products, services or processes becoming obsolete before the Company recovers a significant portion of its related research, development and capital expenditures. The Company will experience competition both from other companies in the field of gene therapy and from companies which have other forms of treatment for the diseases targeted by the Company. The Company is aware of several development stage and established enterprises, including major pharmaceutical and biotechnology firms as well as several major universities, which are exploring the field of human gene therapy or are actively engaged in research and development in areas including both retroviral vectors and other methods of gene transfer. To the Company's knowledge, at least one of these companies and several universities have participated in clinical trials using retroviral vectors. The Company may also experience competition from companies that have acquired or may acquire technology from such universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions in certain aspects of gene therapy. Certain competitors and potential competitors of the Company have substantially greater product development capabilities and financial, scientific, marketing and human resources than the Company, and other competitors of the Company may enter into collaborative relationships with other companies having such greater resources. Other companies may succeed in developing products earlier than the Company, obtaining FDA approvals for such products more rapidly than the Company, or developing products that are more effective than those proposed to be developed by the Company. There can be no assurance that research and development by others will not render the Company's technology or products obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies.

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

ITEM 2.           PROPERTIES

         The Company operates a laboratory facility in Alameda, California. This facility houses the research and development staff and laboratories of the Company. The Company has occupied this facility since March 1987 and believes that it is well maintained and generally adequate for the Company's present needs and intended uses. The facility is located in a building of approximately 40,000 square feet at 850 Marina Village Parkway, Alameda, California 94501. The facility is leased through February 2007, at an approximate annual rent of $633,000. In addition, on July 1, 1994 the Company leased approximately 16,000 square feet of office space for the corporate headquarters and administrative staff at 950 Marina Village Parkway and on March 1, 1994 leased 26,000 square feet of shell space at 2060 Challenger Drive, Alameda for a prospective manufacturing site which has been subleased for the balance of the lease. The approximate annual rents are $237,000 and $425,000, respectively, through February 2004. The Company has a one-time option to terminate these leases after five years. On January 25, 1996 the Company leased approximately 13,000 square feet for an animal facility at 2061 Challenger Drive, Alameda through February 2007 at an approximate annual rent of $197,000. Office space at 1301 Marina Village Parkway, consisting of 13,000 square feet, leased at an approximate annual rent of $211,000 until September 1993 and $277,000 per year thereafter through November 1997 has been subleased for the remainder of the lease.

ITEM 3.           LEGAL PROCEEDINGS

         (a) No material legal proceedings to which Somatix was a party or of which any of its property was the subject were pending during fiscal 1996.

         (b) No material legal proceedings were terminated in the fourth quarter of fiscal 1996.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the last quarter of the fiscal year ended June 30, 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Shares of the Company's common stock commenced trading in the over-the-counter market on the Nasdaq National Market on June 5, 1986, under the symbol "HANA". On March 15, 1991, as a result of the Merger of Hana and Somatix and the subsequent name change to Somatix Therapy Corporation, the trading symbol was changed to "SOMA". As of June 30, 1996, there were approximately 961 holders of record of the Company's common stock.

         The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. See Note 3 to Financial Statements.

         The following table sets forth, for fiscal periods indicated, the range of high and low closing sale prices available for the fiscal years 1996 and 1995.

         1996                              High                            Low
         ----                              ----                            ---
         Fourth Quarter                   $9 3/4                          $6
         Third Quarter                     7 1/4                           5 1/8
         Second Quarter                    6 1/2                           3 3/4
         First Quarter                     7 5/8                           3 7/8

         1995                              High                            Low
         ----                              ----                            ---
         Fourth Quarter                   $5 1/16                         $3
         Third Quarter                     5 1/4                           2 7/8
         Second Quarter                    5 1/2                           2 7/8
         First Quarter                     6 5/8                           4 1/8

ITEM 6.           SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data:

                                                               Fiscal Year Ended June 30,
                                                               --------------------------
                                          1996            1995            1994            1993            1992
                                          ----            ----            ----            ----            ----
                                                          (in thousands except per share data)
Revenues:
   Licensing agreement ..............   $     --        $     --        $  2,000        $     --        $     --
   Research agreements ..............         --             250             900              --              --
   Contract
      manufacturing .................         --              --              --              --              69
                                        --------        --------        --------        --------        --------
      Total revenues ................         --             250           2,900              --              69

Costs and Expenses:
   Cost of revenues .................         --              --              --              --           1,035
   Research and
      development ...................     17,509          18,395          13,186          12,732           7,444
   General and
      administrative ................      4,035           4,699           3,895           3,903           2,568
   Restructuring costs ..............         --           2,752              --              --              --
   In-process
      technology ....................         --          13,679              --              --          33,038
                                        --------        --------        --------        --------        --------

      Total costs and
        expenses ....................     21,544          39,525          17,081          16,635          44,085
                                        --------        --------        --------        --------        --------

Operating loss ......................    (21,544)        (39,275)        (14,181)        (16,635)        (44,016)
Other income, net ...................        856             222             474             964             793
                                        --------        --------        --------        --------        --------
Net loss ............................   $(20,688)       $(39,053)       $(13,707)       $(15,671)       $(43,223)
                                        ========        ========        ========        ========        ========

Net loss per share ..................   $   (.90)       $  (2.34)       $  (0.95)       $  (1.19)       $  (4.43)
                                        ========        ========        ========        ========        ========

Shares used in calculation of net
   loss per share ...................     22,971          16,661          14,418          13,191           9,752

Consolidated Balance Sheet Data:

Total assets ........................   $ 19,370        $ 19,128        $ 25,747        $ 23,524        $ 38,755
Capital lease obligations,
   noncurrent portion ...............      1,217           1,692           1,627             176             330
Stockholders' equity ................     12,203          10,489          21,846          21,552          36,510


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview In February 1995, the Company completed the acquisition of Merlin Pharmaceutical Corporation ("Merlin") a privately held gene therapy company, pursuant to a stock transaction whereby a subsidiary of the

Company was merged into Merlin. As a result of the Merlin acquisition, the Company wrote-off to operations an amount equal to $13.7 million in fiscal year 1995. With the exception of fiscal year 1990, when the Company sold its cell biology and diagnostic product line, the Company has been unprofitable since its inception and expects to continue to incur operating losses in future periods due to continued requirements for product development, clinical trials, regulatory activities and other areas. As of June 30, 1996, the Company had an accumulated deficit of $170.2 million.

         Results of Operations There were no revenues for the fiscal year ending June 30, 1996 compared to $250,000 in fiscal year 1995. Revenues in fiscal year 1994 were $2,900,000. Revenue in fiscal year 1995 was derived from a research agreement with Baxter Healthcare Corporation. In fiscal year 1994, revenues were derived from research and licensing agreements with Baxter Healthcare Corporation and a private group of investors.

         On June 29, 1995, the Company completed a restructuring and cost savings program separating its research and development infrastructure into two groups. The development group will focus on clinical trials and product development and the research group will focus on gene transfer technologies for various medical applications. As a result of the restructuring, the Company recorded in fiscal year 1995 a restructuring charge of $2,752,000, consisting principally of employee severance pay, the accrual of future rent obligations including the write-off of leasehold improvements, and the write-down of certain assets.

         Research and development expenses decreased by $886,000 in fiscal year 1996 and increased by $5,209,000 in fiscal year 1995. The decrease in research and development expenses in fiscal year 1996 was primarily due to restructuring and cost saving programs. The increase in research and development expenses in fiscal year 1995 was primarily due to increased staffing, recruitment costs, patent legal services, technology license fees, supplies, and research contracts to meet the requirements of increased preclinical and clinical activities in progress. The Company expects research and development expenses to increase in future periods as the Company's preclinical and clinical activities progress.

         General and administrative expenditures decreased $664,000 in fiscal year 1996 and increased $804,000 in fiscal year 1995. The increase in fiscal year 1995 was primarily due to the write-off of $741,000 of future rent expenses and leasehold improvements associated with the former corporate headquarters which the Company is currently marketing for sublease. The Company expects general and administrative expenses to increase in future periods due to expanded research and development efforts.

         Other income consists principally of interest income earned on the Company's cash balances. Changes in other income are due to fluctuations in cash balances available for investment and returns on cash invested in recent periods.

         Liquidity and Capital Resources On June 30, 1996, the Company had cash, cash equivalents, and marketable securities of $15,036,000 compared with $14,576,000 on June 30, 1995. Subsequent to June 30, 1996, the Company received $5 million in cash from a private placement of convertible preferred stock (see
Note 9 to the Consolidated Financial Statements). Operating expenses have exceeded revenues every fiscal year, except 1990, since the Company's inception. For the year ending June 30, 1996, capital expenditures were $1,207,000. The Company expects its cash requirements and net losses to increase significantly in future periods due to higher research and development costs, the cost of Phase III clinical trials due to start December 31, 1996 and other expenses. The Company has no material capital commitments.

         The Company anticipates that its existing cash will be sufficient to meet its cash requirements for at least the next 12 months. The Company has financed its operations since inception principally through the sale of equity securities, contract research revenues, license fees and interest income. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost of obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products and the establishment of manufacturing capacity. The Company anticipates that it will be required to raise substantial additional funds, including funds raised through collaborative relationships and public or private financings. Because of the Company's significant operating and capital requirements, it may be required to seek additional financings. It may also seek to access the public equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. No assurance can be given that additional financing will be available on acceptable terms, or at all. If adequate funds are not available, the Company will be required to curtail significantly its research and development programs or may be required to discontinue its programs in their entirety and liquidate its assets.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

         Financial Statements:                                              Page
         ---------------------                                              ----
        Report of Independent Auditors................................        23
        Consolidated Balance Sheets at
          June 30, 1996 and 1995......................................        24
        Consolidated Statements of Operations for Years Ended
          June 30, 1996, 1995, and 1994 ..............................        25
        Consolidated Statements of Stockholders' Equity for
          Years Ended June 30, 1996, 1995, and 1994...................     26-27
        Consolidated Statements of Cash Flows for Years Ended
          June 30, 1996, 1995, and 1994...............................        28
        Notes to Consolidated Financial Statements....................     29-36

        All financial statement schedules of the registrant for the years ended June 30, 1996, 1995, and 1994 have been omitted since the information is not required or is not so material as to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Somatix Therapy Corporation

         We have audited the accompanying consolidated balance sheets of Somatix Therapy Corporation as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somatix Therapy Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP

Walnut Creek, California
July 25, 1996
except for Note 9, as to which the date is September 25, 1996

                           SOMATIX THERAPY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                                                  June 30
                                                                                  -------
                                                                         1996                 1995
                                                                         ----                 ----
Current assets:
   Cash and cash equivalents                                        $   6,703,000        $  14,326,000
   Marketable securities                                                7,738,000              250,000
   Other current assets                                                   889,000              726,000
                                                                    -------------        -------------
      Total current assets                                             15,330,000           15,302,000
Marketable securities                                                     595,000                   --
Restricted cash                                                           650,000              300,000
Equipment and improvements, at cost:
   Laboratory and production equipment                                  4,136,000            3,942,000
   Equipment under capital leases                                       3,435,000            3,078,000
   Furniture and office equipment                                       1,266,000            1,115,000
   Leasehold improvements                                               4,286,000            3,781,000
                                                                    -------------        -------------
      Total equipment and improvements                                 13,123,000           11,916,000
   Less accumulated depreciation and amortization                      10,459,000            8,523,000
                                                                    -------------        -------------
      Net equipment and improvements                                    2,664,000            3,393,000
Other assets                                                              131,000              133,000
                                                                    -------------        -------------

         Total assets                                               $  19,370,000        $  19,128,000
                                                                    =============        =============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                         $   2,237,000        $   2,642,000
   Accrued compensation and related expenses                            1,169,000              992,000
   Capital lease obligations, current portion                             861,000              718,000
   Accrued restructuring costs, current portion                           414,000              859,000
   Other current liabilities                                              186,000              186,000
                                                                    -------------        -------------
      Total current liabilities                                         4,867,000            5,397,000

Capital lease obligations, net of current portion                       1,217,000            1,692,000
Accrued restructuring costs, net of current portion                       834,000            1,288,000
Other liabilities                                                         249,000              262,000

Commitments and contingencies

Stockholders' equity:
   Series A preferred stock, par value $0.01 per
      share; liquidation preferenceof $5,995,275 in 1996,
      $6,350,000 in 1995; authorized 1,000,000 shares, issued
      and outstanding 239,811 shares in 1996 and
      254,000 in 1995                                                       2,000                3,000
   Common stock, par value $0.01 per share;
      40,000,000 shares, issued and outstanding
      24,369,403 shares in 1996 and 20,991,996
      shares in 1995                                                      244,000              210,000
   Additional paid-in capital                                         182,118,000          159,749,000
   Accumulated deficit                                               (170,161,000)        (149,473,000)
                                                                    -------------        -------------
Total stockholders' equity                                             12,203,000           10,489,000
                                                                    -------------        -------------

         Total liabilities and  stockholders' equity                $  19,370,000        $  19,128,000
                                                                    =============        =============

                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended June 30
                                                                  -------------------
                                                     1996                1995                1994
                                                     ----                ----                ----
Revenues:
         Licensing agreement                     $         --        $         --        $  2,000,000
         Research agreements                               --             250,000             900,000
                                                 ------------        ------------        ------------
                  Total revenues                           --             250,000           2,900,000
                                                 ------------        ------------        ------------

Costs and Expenses:

         Research and  development                 17,509,000          18,395,000          13,186,000
         General and administrative                 4,035,000           4,699,000           3,895,000
         In-process technology                             --          13,679,000                  --
         Restructuring costs                               --           2,752,000                  --
                                                 ------------        ------------        ------------

                  Total costs and expenses         21,544,000          39,525,000          17,081,000
                                                 ------------        ------------        ------------

Operating loss                                    (21,544,000)        (39,275,000)        (14,181,000)
Other income, net                                     856,000             222,000             474,000
         Net loss                                $(20,688,000)       $(39,053,000)       $(13,707,000)
                                                 ============        ============        ============


Net loss per share                               $      (0.90)       $      (2.34)       $      (0.95)
                                                 ============        ============        ============

Shares used in calculation of net
  loss per share                                   22,971,053          16,660,528          14,417,679
                                                 ============        ============        ============


                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years ended June 30, 1996, 1995 and 1994


                                                            Preferred Stock                   Common Stock
                                                         Shares         Amount           Shares          Amount
                                                         ------         ------           ------          ------

Balances, June 30, 1993                                     --                --        13,266,606    $     133,000

Issuance of shares of common stock
         under stock option and purchase
         plans                                              --                --            13,521               --
Private investment in public equity
         financing at $5.85 per share, net
         of issuance costs                                  --                --         2,005,483           20,000
Issuance of common stock to investors
         at $6.88 per share, net of issuance
         costs                                              --                --           232,558            2,000
Issuance of common stock to investors
         at $6.50 per share, net of issuance
         costs                                              --                --           230,769            2,000
Net loss                                                    --                --                --               --
                                                       -------             -----        ----------          -------

Balances, June 30, 1994                                     --                --     $  15,748,937    $     157,000

Issuance of shares of common stock
         under stock option and purchase
         plans                                              --                --           215,782            2,000
Issuance of common stock to and
         assumptions of options and
         warrants upon the acquisition
         of Merlin Pharmaceutical Corporation               --                --         2,257,385           23,000
Private placement of common stock
         at $3.68 per share,
         net of issuance costs                              --                --         2,769,892           28,000
Private placement of preferred stock
         at $25.00 per share,
         net of issuance costs                         254,000     $       3,000                --               --
Net loss                                                    --                --                --               --
                                                       -------             -----        ----------          -------

Balance, June 30, 1995                                 254,000             3,000        20,991,996          210,000



Issuance of shares of common stock under
         stock option and purchase plans                    --                --           323,666            3,000
Paid in kind dividends for preferred stock              16,354                --                --               --



                                                     Additional                            Total
                                                       Paid-in         Accumulated     Stockholders'
                                                       Capital           Deficit           Equity
                                                       -------           -------           ------

Balances, June 30, 1993                             $ 118,132,000     $ (96,713,000)    $  21,552,000

Issuance of shares of common stock
         under stock option and purchase
         plans                                             69,000                --            69,000
Private investment in public equity
         financing at $5.85 per share, net
         of issuance costs                             10,842,000                --        10,862,000
Issuance of common stock to investors
         at $6.88 per share, net of issuance
         costs                                          1,582,000                --         1,584,000
Issuance of common stock to investors
         at $6.50 per share, net of issuance
         costs                                          1,484,000                --         1,486,000
Net loss                                                       --       (13,707,000)      (13,707,000)
                                                      -----------      ------------        ----------

Balances, June 30, 1994                             $ 132,109,000     $(110,420,000)    $  21,846,000

Issuance of shares of common stock
         under stock option and purchase
         plans                                             30,000                --            32,000
Issuance of common stock to and
         assumptions of options and
         warrants upon the acquisition
         of Merlin Pharmaceutical Corporation          12,574,000                --        12,597,000
Private placement of common stock
         at $3.68 per share,
         net of issuance costs                          8,689,000                --         8,717,000
Private placement of preferred stock
         at $25.00 per share,
         net of issuance costs                          6,347,000                --         6,350,000
Net loss                                                       --       (39,053,000)      (39,053,000)
                                                      -----------      ------------        ----------

Balance, June 30, 1995                                159,749,000      (149,473,000)       10,489,000



Issuance of shares of common stock under
         stock option and purchase plans                  857,000                --           860,000
Paid in kind dividends for preferred stock                     --                --                --

                             See accompanying notes.


                                                            Preferred Stock                   Common Stock
                                                         Shares         Amount           Shares          Amount
                                                         ------         ------           ------          ------


Conversion of preferred stock into common
         stock                                         (30,543)           (1,000)          190,893            2,000
Exercise of warrants to purchase common stock               --                --           559,627            6,000
Purchase of common stock by Bristol-Myers
         Squibb, net of issuance costs                      --                --         2,303,221           23,000
Net loss                                                    --                --                --               --
                                                       -------             -----        ----------          -------

Balances, June 30, 1996                                239,811             2,000        24,369,403          244,000
                                                       =======             =====        ==========          =======




                                                     Additional                            Total
                                                       Paid-in         Accumulated     Stockholders'
                                                       Capital           Deficit           Equity
                                                       -------           -------           ------


Conversion of preferred stock into common               (1,000)               --                --
         stock                                       1,572,000                --         1,578,000
Exercise of warrants to purchase common stock
Purchase of common stock by Bristol-Myers           19,941,000                --        19,964,000
         Squibb, net of issuance costs                      --       (20,688,000)      (20,688,000)
Net loss                                           -----------      ------------        ----------

Balances, June 30, 1996                            182,118,000      (170,161,000)       12,203,000
                                                   ===========      ============        ==========


                             See accompanying notes

                           SOMATIX THERAPY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended June 30,
                                                                --------------------------------------------------
                                                                       1996               1995             1994
                                                                ----------------   ---------------  --------------
Cash flows from operating activities:
   Net loss...................................................  $   (20,688,000)   $  (39,053,000)  $  (13,707,000)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization..............................         1,936,000         1,965,000        1,466,000
   Write-off of acquired in-process technology................                --        13,679,000                -
   Write-off of leasehold improvements........................                --           324,000                -
   Decrease (increase) in other current assets................         (163,000)           198,000        (140,000)
   Decrease (increase) in other assets........................             2,000            55,000         (54,000)
   Increase (decrease) in accounts payable and
     accrued liabilities......................................         (405,000)           119,000          244,000
   Increase (decrease) in accrued compensation and
     related expenses.........................................           177,000           681,000         (45,000)
   Increase (decrease) in other current liabilities...........                --           171,000         (17,000)
   Increase (decrease) in accrued restructuring costs.........         (899,000)         2,147,000                -
   Increase (decrease) in other liabilities...................          (13,000)           249,000         (48,000)
                                                                ----------------   ---------------  --------------
   Net cash used in operating activities......................      (20,053,000)      (19,465,000)     (12,301,000)

Cash flows from investing activities:
   Maturities of marketable securities and changes
     in restricted cash.......................................        11,490,000        25,975,000        9,625,000
   Purchases of marketable securities.........................      (19,923,000)       (6,830,000)     (16,198,000)
   Purchases of equipment and improvements....................       (1,207,000)       (1,496,000)      (1,359,000)
                                                                ----------------   ---------------  --------------
   Net cash (used in) provided by investing activities........       (9,640,000)        17,649,000      (7,932,000)

Cash flows from financing activities:
   Borrowings under sale/leaseback agreements.................           519,000           971,000        2,000,000
   Principal payments under capital lease obligations.........         (851,000)         (705,000)        (205,000)
   Net proceeds from issuance of capital stock................        22,402,000        15,099,000       14,001,000
                                                                ----------------   ---------------  ---------------
   Net cash provided by financing  activities.................        22,070,000        15,365,000       15,796,000

   Net (decrease) increase in cash............................       (7,623,000)        13,549,000      (4,437,000)
Cash and cash equivalents, beginning of period................        14,326,000           777,000        5,214,000
                                                                ----------------   ---------------  ---------------
Cash and cash equivalents, end of period......................  $      6,703,000   $    14,326,000  $       777,000
                                                                ================   ===============  ===============
Cash paid for interest........................................  $        309,000   $       300,000  $       132,000
Supplemental disclosures of non-cash investing
and financing activities:
   Conversion of preferred stock into common stock............  $        743,000   $            --  $            --

                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996

NOTE 1.           The Company and its Significant Accounting Policies

         Company and Basis of Presentation. Somatix Therapy Corporation ("Somatix" or the "Company") is a leader in the emerging field of gene therapy. Somatix is applying its gene therapy expertise to research and develop therapies to treat a variety of diseases. The Company is the result of three transactions. The first transaction, which was consummated in March 1991, combined Somatix Corporation and Hana Biologics, Inc. The second transaction occurred in January 1992, when the Company acquired GeneSys Therapeutics Corporation. The third transaction occurred in February 1995, when the Company acquired Merlin Pharmaceutical Corporation (see Note 2). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         The Company anticipates that it will be required to raise substantial additional funds, including funds raised through collaborative relationships and public or private financings. Because of the Company's significant operating and capital requirements, it may be required to seek additional financings. It may also seek to access the public equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. No assurance can be given that additional financing will be available on acceptable terms, or at all. If adequate funds are not available, the Company will be required to curtail significantly its research and development programs or may be required to discontinue its programs in their entirety and liquidate its assets.

         Cash and Cash Equivalents. At June 30, 1996, cash equivalents consist of government securities totaling $4,600,000 and short-term corporate debt securities totaling $1,500,000 with maturities at the date of acquisition of three months or less. Cash equivalents are stated at cost which approximates fair value.

         Revenue Recognition. License revenue is recorded as revenue when all contractual obligations have been met. Research revenue is recorded when earned as defined under the term of the respective agreements. Payments received which are related to future performance are deferred and recognized as income when earned.

         Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Marketable Securities. At June 30, 1996, current marketable securities consist of government securities totaling $6,698,000 and corporate debt securities totaling $1,040,000 having maturities between three months and one year. Non-current marketable securities consist of government securities having maturities greater than one year. Marketable securities are stated at cost which approximates fair value and the unrealized gains and losses at June 30, 1996 are not significant.

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

         Retirement Plan. On January 1, 1993, the Company established a defined contribution plan which covers all employees 21 years and older. The Company's contributions to the plan are at the discretion of the Company's Board of Directors. Amounts contributed to the plan for the years ended June 30, 1996, 1995, and 1994 were $74,000, $61,000 and $46,000, respectively.

         Stock-Based Compensation. The Company accounts for its stock option plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 provides an alternative method of accounting for stock-based compensation to APB 25 and is effective for the fiscal years beginning after December 15, 1995. The Company expects to continue to account for its stock-based compensation in accordance with the provision of APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations. The Company will make the proforma disclosures required by FAS 123 in fiscal year 1997.

         Income Taxes. The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Per Share Information. Per share information is based on the weighted average number of common shares outstanding during each period. Shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock are not included since their inclusion would be anti-dilutive. In addition, the paid in kind dividends on the preferred stock are excluded as their impact would also be anti-dilutive.

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

         The transaction was accounted for as a purchase and the consideration issued by the Company was allocated to the tangible assets and intangible in-process technology acquired based on their estimated fair values on the Acquisition date. The aggregate purchase price of $13,702,000 consisted of (in thousands):

         Fair value of common stock issued                      $ 9,144
         Fair value of warrants and options assumed               3,110
         Acquisition costs                                          900
         Liabilities assumed                                        548
                                                                -------
                  Total purchase price                          $13,702
                                                                =======

         The aggregate purchase price exceeded the fair value of Merlin's tangible assets by $13,679,000. This amount was allocated to acquired in-process technology and charged to operations in fiscal year 1995. The allocation of the aggregate purchase price was as follows (in thousands):

         Current assets                                         $    23
         In-process technology                                   13,679
                                                                 ------
                                                                $13,702
                                                                =======

NOTE 3.           Stockholders' Equity

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

         Colorectal Cancer Treatment Research and Development Agreement

         On May 12, 1994, the Company signed an agreement with a private group of investors (the "Investors") to develop the Company's GVAX(TM) cancer vaccine technology for the treatment of colorectal cancer. Under the terms of the agreement, the Company received $500,000 to fund preclinical research and $1,500,000 for the sale of 230,769 shares of common stock to the Investors, at $6.50 per share. These initial research funds have been used to finance staffing, overhead, and supply costs associated with the Company's preclinical development of the GVAX(TM) cancer vaccine for colorectal cancer. Upon filing an IND, the Investors have agreed to provide an additional $2,500,000 consisting of research funding of $1,250,000 and $1,250,000 from the sale of additional shares of common stock at the then-current market price. In exchange for funding the program, the Investors will receive royalty payments of 2% of net sales of the colorectal product, although such payments are to be terminated when the Investors have received aggregate payments of $1,750,000, therefore recovering research funding under the agreement.

         Bristol-Myers Squibb Equity Investment

         On August 14, 1995, the Company entered into an agreement with Bristol-Myers Squibb to evaluate possible areas for collaboration in gene therapy and the Company received an initial equity investment of $10 million for 1,195,572 shares of common stock or $8.36 per share. Upon obtaining protocol clearance from the Food and

Drug Administration (FDA) for a Phase III clinical trial for GVAX(TM) cancer vaccine in April 1996, the Company received a second equity investment of $10 million for 1,107,649 shares of common stock or $9.03 per share. In addition, Bristol-Myers Squibb received one board of directors seat. The agreement also allows Bristol-Myers Squibb a five year right of first offer with regard to collaborations with the Company in any of its internally initiated oncology programs.

         Other Benefit or Bonus Plans

         1992 Stock Option Plan. Under the 1992 Stock Option Plan, 3,200,000 shares have been authorized for the grant to employees of either non-qualified or incentive stock options and the grant to consultants of non-qualified options. Incentive stock options are to be granted with exercise prices not less than the fair market value of common stock at the date of grant and non-qualified options at not less than 85% of fair market value. Options are exercisable as determined by the Board of Directors, and the Company may be granted the right to repurchase shares acquired in diminishing amounts over varying periods of time (none through June 30, 1996). The following table summarizes the activity under the Plan for the years ended June 30, 1996, 1995, and 1994:


                                         Options               Exercise
For the years ended June 30,           Outstanding               Price
- ----------------------------           -----------             --------
1993
- ----
Balance                                 1,399,045           $ 2.44-$25.00

1994
- ----
Options granted                           483,538           $ 5.63-$ 6.88
Options canceled                          (56,737)          $ 3.75-$25.00
Options exercised                         (13,521)          $ 2.88-$ 7.00
                                          -------           -------------
Balance                                 1,812,325           $ 2.44-$25.00

1995
- ----
Options granted                           763,500           $ 3.00-$ 5.63
Options canceled                         (189,820)          $ 2.88-$25.00
Options exercised                          (3,200)          $ 2.88-$ 3.00
                                        ---------           -------------
Balance                                 2,382,805           $ 2.44-$25.00
                                        =========           =============

1996
- ----
Options granted                           423,000            $ 5.69-$6.94
Options canceled                         (165,581)          $ 3.00 -$8.50
Options exercised                        (263,444)          $ 3.00-$ 6.88
                                         --------           -------------
Balance                                 2,376,780           $ 2.44-$25.00
                                        =========           =============

         Of the options outstanding at June 30, 1996, options to purchase 1,355,596 shares were exercisable at prices from $2.44 to $18.72; 101,561 would be subject to repurchase rights if exercised, and 1,021,184 were unvested and unexercisable.

         Other Option Plans. As a result of the mergers and acquisitions described in Note 1 and 2, the Company adopted additional option plans. At June 30, 1996, options to purchase 479,436 shares were outstanding with an exercise price ranging from $0.0116 to $14.04 per share. All shares are exercisable; 9,375 are subject to repurchase rights.

         Stock Option Cancellation/Regrant

         On December 14, 1994, the Compensation Committee of the Board of Directors approved a stock option cancellation/regrant program for employees with stock option exercise prices in excess of the then current fair value of the Company's common stock, or $3.00 per share. The holders of such options were offered new options with an exercise price of $3.00 per share in exchange for the cancellation of the old options.

         Private Placement of Common and Preferred Stock

         On June 29, 1995 the Company closed a private placement of units of common and preferred stock in the aggregate amount of $16,543,000, before issuance costs of $1,476,000. The financing consisted of $10,100,000 in common stock units of the Company ("Common Stock Units"; 2,769,892 shares) and $6,400,000 in preferred stock units of the Company ("Preferred Stock Units"; 254,000 shares).

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

         Outstanding Warrants

         As of June 30, 1996 and 1995, the Company had outstanding warrants to purchase 2,290,781 and 3,099,168 shares of common stock, respectively, at prices ranging from $0.01 to $7.25 per share. The outstanding warrants resulted from the private placement of preferred and common stock during fiscal year 1995 and the sale/leaseback agreements entered into during fiscal year 1994 (see Note 6). The warrants became exercisable in 1995 and expire at various dates through 1999. At June 30, 1996 and 1995, 2,290,781 and 3,099,168 shares of common stock respectively, were reserved for that purpose.

         Shares Reserved

         At June 30, 1996 and 1995, common stock was reserved for the following reasons:

                                                    1996              1995
                                                 ----------        -------
Exercise of stock warrants                       2,290,781         3,099,168
Conversion of preferred stock                    1,498,820         1,587,500
Stock option plans                               3,200,355         3,525,021
                                                 ---------         ---------
                                                 6,989,956         8,211,689
                                                 =========         =========

NOTE 4.           Joint Research and Development Agreement

         On November 2, 1993, Baxter and the Company signed an agreement to jointly research and develop a gene therapy approach for the treatment of hemophilia. Under the terms of the agreement, the Company received a non-refundable technology license fee of $2,000,000 in fiscal year 1994. The agreement grants Baxter worldwide marketing rights to products developed.

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

NOTE 5.           Income Taxes

         Significant components of the Company's deferred tax assets (in thousands) are as follows at June 30, 1996 and 1995:

                                                    1996                 1995
                                                 ----------           -------

Net operating loss carryforward                 $ 37,000,000       $ 29,400,000
Research and development credit
     carryforward                                  4,600,000          4,600,000
Capitalized research and development               2,900,000          2,100,000
Restructuring costs                                  500,000            800,000
                                                ------------       ------------
Gross deferred tax assets                         45,000,000         36,900,000
Valuation allowance                              (45,000,000)       (36,900,000)
                                                ------------       ------------
Net deferred tax asset                          $          0       $          0
                                                ------------       ------------

         The valuation allowance increased $8,100,000 and $9,200,000 in the fiscal years 1996 and 1995, respectively.

         At June 30, 1996 the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $103,000,000 and $32,000,000, respectively, which expire in the years 1996 through 2010. The Company has federal tax credit carryforwards of approximately $3,700,000 which will expire in the years 1996 through 2010.

         Because of "change in ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's net operating loss carryforwards and tax credits will be subject to an annual limitation regarding their utilization against taxable income in future periods.

NOTE 6.           Commitments

         The Company leases certain laboratory, production, and office equipment under capital leases, and all office and laboratory space under operating leases. The operating lease agreements generally require the Company to pay operating costs including property taxes, insurance and maintenance.

         Future minimum lease payments under capital and operating leases at June 30, 1996 are as follows:

                                                     Capital         Operating
                                                     Leases            Leases
                                                     -------         ---------

1997                                                 $1,109,000       $1,678,000
1998                                                  1,037,000        1,517,000
1999                                                    271,000        1,214,000
2000                                                     86,000          780,000
2001                                                         --          803,000
Thereafter                                                   --        5,017,000
                                                    -----------     ------------
Total minimum lease payments                         $2,503,000      $11,009,000
                                                                     ===========
Less amount representing interest                       425,000
                                                     ----------
Present value of minimum lease payments               2,078,000
Less current portion                                    861,000
                                                     ----------
Long-term portion                                    $1,217,000
                                                     ==========

         At June 30, 1996, the Company has certificates of deposit totaling $650,000 which secure obligations under certain operating leases.

         Rent expense was $1,033,000, $1,438,000, and $1,051,000 for fiscal years 1996, 1995, and 1994, respectively. At June 30, 1996, the net book value of equipment under capital leases is $1,307,000 ($1,683,000 in 1995). Certain other facilities are sub-leased under a non-cancelable lease for terms substantially identical to the original lease.

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

         In June 1994, the Company entered into a $2,000,000 lease line for equipment used in the Company's operations and such line expires December 31, 1996. As of June 30, 1996, the Company had borrowed a total of $1,490,000 under this line in the form of sale/leaseback transactions. The lessor also received warrants that became exercisable in fiscal year 1995. Such warrants expire on December 31, 1999, and grant the lessor the right to purchase 19,310 shares of the Company's common stock at an exercise price equal to the lesser of $7.25 per share or the closing sales price per share of the Company's common stock as listed on the NASDAQ National Market on the date the warrants become exercisable, but in no event less than $6.00 per share.

NOTE 7.           Other Income

         Other income is comprised of the following:

                                                  Year ended June 30
                                        ---------------------------------------
                                           1996           1995           1994
                                        ---------      ---------      ---------
Interest income                         $ 863,000      $ 525,000      $ 731,000
Interest expense                         (309,000)      (300,000)      (132,000)
Other income (expense), net               302,000         (3,000)      (125,000)
                                        ---------      ---------      ---------
                                        $ 856,000      $ 222,000      $ 474,000
                                        =========      =========      =========

NOTE 8.           Restructuring Costs

         In June 1995, the Company initiated certain changes in the structure of its research and development efforts. These changes included a selective reduction in the Company's overall research, clinical and administrative work force. Accordingly, the Company recorded restructuring costs of $2,752,000 in the fourth quarter of fiscal year 1995, which included employee severance costs for 20 employees, totaling $314,000, of which $176,000 was paid during 1995. Restructuring costs also included the write-down of certain assets to net realizable value and the accrual of future rent obligations on vacated buildings and other such future costs related to the restructuring. As of June 30, 1996, the remaining accrued costs amounted to $1,248,000 which relate to future rent obligations.

NOTE 9.           Subsequent Events

          On September 25, 1996, the Company sold 33,333 shares of convertible Series B-1 preferred stock ("Preferred Stock") in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, for an aggregate consideration of $5,000,000 in cash. In addition, the Company has the right to sell up to $10,000,000 in additional shares of Preferred Stock during the three
(3) year period ending September 25, 1999. No more than $5,000,000 may be sold during any given six month period. The Preferred Stock is not entitled to dividends and is convertible into common stock at a premium over an average of the market price of the Company's Common Stock on the earlier of (i) the investor's option, (ii) immediately following any sixty (60) day trading period after March 1997 in which the Company's common stock has traded above 130% of the closing price of the common stock on September 24, 1996, or (iii) September 25, 1999. The Company also issued to the investor a warrant to purchase 650,000 shares of the Company's common stock at a price equal to 130% of the closing price of the Company's common stock on September 24, 1996. Such warrant is exercisable between March 1998 and September 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 with respect to the identification of Directors is hereby incorporated by reference from the information under the caption "Proposal One - Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on November 21, 1996 (the "Proxy Statement").

         The information required by Section 16(a) is hereby incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to the executive officers of the Company:

    Name                                  Age                        Position
    ----                                  ---                        --------

David W. Carter                           56         Chairman, President and Chief Executive Officer

Edward O. Lanphier II                     40         Executive Vice President, Commercial Development; Chief
                                                     Financial Officer since August 15, 1996

Richard C. Mulligan, Ph.D.(1)             41         Executive Vice President, Research and Chief Scientific
                                                     Officer

Jan I. Drayer, M.D., Ph.D.                50         Executive Vice President, Gene Therapy Development


Mark N.K. Bagnall(2)                      39         Vice President, Finance and Chief Financial Officer

- ------------------

(1)  Dr. Mulligan resigned from the Company effective as of November 30 1995.

(2)  Mr. Bagnall resigned from the Company effective as of August 15, 1996.

         Mr. Carter has been President and Chief Executive Officer of the Company since September 1991, and has served as a director of the Company since 1988. In September 1994, Mr. Carter was appointed Chairman of the Board of Directors of the Company. From 1986 until joining Somatix in 1991, he was President and Chief Operating Officer of Northfield Laboratories, a company developing an artificial blood product. Mr. Carter is a member of the Board of Directors of Northfield Laboratories.

         Mr. Lanphier joined the Company in July 1992 as Executive Vice President, Commercial Development. Since August 15, 1996, Mr. Lanphier has also served as the Company's Chief Financial Officer. From December 1991 to July 1992, he was Senior Vice President of Business Development and Marketing at Celtrix Pharmaceuticals, Inc., a pharmaceutical company. From 1988 to 1991 he was President and Chief Executive Officer of BioGrowth, Inc., a pharmaceutical company. Mr. Lanphier previously has held positions with Biotherapeutics, Inc., Synergen, Inc. and Eli Lilly & Company.

         In November 1995, Dr. Richard Mulligan resigned his position as Director and Executive Vice President, Research and Chief Scientific Officer to accept a position as a Howard Hughes Professor at Harvard University. Dr. Mulligan, a founder and a director of Somatix Corporation from its formation in January 1988 to November 1995, is currently a consultant to Somatix and chairman of the Scientific Advisory Board. He will remain active on the Company's Scientific Advisory Board.

         Dr. Drayer joined Somatix in March 1995. From 1990 to March, 1995, he served as Senior Vice President of Scientific Affairs at G.H. Besselaar, a leading clinical research organization, where he worked closely with Somatix in the areas of clinical development and regulatory affairs. Dr. Drayer was also with Boeringer Ingelheim as Director of Clinical Research. He sits on the editorial boards of several clinical development journals.

         Mr. Bagnall resigned as Vice President, Finance, and Chief Financial Officer of Somatix in August 1996, a position he had held since July 1992. From September 1990 to July 1992, Mr. Bagnall served as Treasurer and Secretary after joining the Company as the Controller in May 1988. Mr. Bagnall remained secretary of the Company until his resignation in 1996. Prior to joining the Company, Mr. Bagnall held positions in high technology companies as well as with Arthur Young and Company. Mr. Bagnall is a certified public accountant.

         Officers are appointed to serve, at the discretion of the board of directors, until their successors are appointed. There are no family relationships among any of the executive officers of the Company.

EMPLOYEES

         As of June 30, 1996, the Company employed 110 individuals full-time, of whom 16 hold Ph.D. degrees, and 8 hold M.D. degrees. Of these employees, 41 were engaged in research, 52 in gene therapy development, and 17 in finance and administration. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that it maintains good relations with its employees.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is hereby incorporated by reference from the information under the captions "Proposal One - Election of Directors", "Summary of Cash and Certain Other Compensation", "Stock Options" and "Option Holdings" in the Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

         See Index to Financial Statements under Item 8.

         2.       Financial Statement Schedules

         All financial statement schedules of the registrant for the years ended June 30, 1996, 1995, and 1994 have been omitted since the information is not required or is not so material as to require submission of the schedule, or because the information requested is included in the consolidated financial statements or the notes thereto.

         (b)      Reports on Form 8-K

         None

         (c)      Exhibits

         The following documents are referenced or included in this report.

Exhibit
  No.
- -------

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

3.6 8 Certificate of Amendment of Restated Certificate of Incorporation effective January 17, 1992. Reference Exhibit 3.5.

3.7 8 Certificate of Designation of Preferences of Preferred Shares effective December 12, 1988. Reference Exhibit 3.3

3.8 15 Certificate of Amendment of Restated Certificate of Incorporation effective December 16, 1993.

3.9 19 Amended and Restated Certificate of Incorporation effective November 29, 1994. Reference Exhibit 3.1.

3.10 22 Certificate of Designation of Preferences of Preferred Shares effective June 27, 1995. Reference Exhibit 3.3.

3.11 Certificate of Designation of Preferences of Series B-1 Preferred Stock effective September 23, 1996.

3.12 19      Bylaws, as amended and restated September 29, 1994.  Reference
             Exhibit 3.2.

3.13 23      Bylaws, as amended and restated September 14, 1995.  Reference
             Exhibit 3.3.

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

10.22 8 Agreement dated January 15, 1992, between Somatix and The Board of Trustees of the Leland Stanford Jr. University. Reference Exhibit 10.46.

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

10.77 21 Employment Agreement, dated April 7, 1995, between Somatix and Jan Drayer, M.D. Reference Exhibit 10.19.

10.78 22     Common Stock Purchase Agreement, dated June 17, 1995.  Reference
             Exhibit 10.20.

10.79 22     Preferred Stock Purchase Agreement, dated June 17, 1995.  Reference
             Exhibit 10.21.

10.80 22     Form of Warrant to Purchase Shares of Common Stock.  Reference
             Exhibit 10.22.

10.81**24    Stock Purchase Agreement, dated August 15, 1995, between Somatix
             Therapy Corporation and Bristol-Myers Squibb Company. Reference
             Exhibit 5.2.

10.82 25 Engagement Letter, dated April 27, 1995, between Somatix Therapy Corporation and Merrill Lynch & Co. of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.83 26 Amendment No. 2 to the Warrant Agreement and Shareholder Agreement, dated November 9, 1995, by and among Somatix Therapy Corporation and Kleiner Perkins Caufield and Byers V. Reference Exhibit 10.1

10.84 26 Mutual Termination Agreement, dated September 29, 1995, between Somatix Therapy Corporation and Baxter Healthcare Corporation. Reference Exhibit 10.2.

10.85 Subscription Agreement, dated September 24, 1996, by and between Somatix Therapy Corporation and Fletcher International Limited.

10.86 Warrant, dated September 25, 1995, issued by Somatix Therapy Corporation to Fletcher International Limited.

22.1 3       Subsidiaries of the Registrant.

23.1         Consent of Independent Auditors.

24.1         Power of Attorney (see pages 45 and 46).

27           Financial Data Schedule.


- --------------------

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

16 This agreement was originally filed as Exhibit 10.75 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, has not been changed and is being filed with Amendment No. 1 thereto for convenience of reference.

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

23 Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter year ended June 30, 1995.

24 Incorporated by reference to exhibit filed with registrant's Current Report on Form 8-K as filed with the SEC September 20, 1995.

25 Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the fiscal ended September 30, 1995.

26 Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

* Confidential treatment has been granted as to certain portions of this agreement.

** Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  September 27, 1996

                             SOMATIX THERAPY CORPORATION

                             By:  DAVID W. CARTER
                                  -------------------------------------------
                                  David W. Carter
                              Chairman, President and Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person who signature appears below constitutes and appoints jointly and severally, David W. Carter and Edward
O. Lanphier II, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                                  Title                       Date
  ---------                                  -----                       ----
      DAVID W. CARTER             Chief Executive Officer           September 27, 1996
- ----------------------------      (Principal Executive Officer)
     (David W. Carter)


   EDWARD O. LANPHIER II          Vice President, Finance           September 27, 1996
- ----------------------------      (Principal Financial and
  (Edward O. Lanphier II)         Accounting Officer)


        KAREN DAVIS               Director                          September 27, 1996
- ----------------------------
   (Karen Davis, Ph.D)


    MICHAEL R. EISENSON           Director                          September 27, 1996
- ----------------------------
   (Michael R. Eisenson)

  Signature                                  Title                       Date
  ---------                                  -----                       ----

         FRED H. GAGE                     Director                   September 27, 1996
- ---------------------------------
     (Fred H. Gage, Ph.D.)


     HARRY F. HIXSON, JR.                 Director                   September 27, 1996
- ---------------------------------
 (Harry F. Hixson Jr., Ph.D.)


                                          Director                   September   , 1996
- ---------------------------------
 (John T. Potts, Ph.D., M.D.)


       LEON E. ROSENBERG                  Director                   September 27, 1996
- ---------------------------------
   (Leon E. Rosenberg, M.D.)


        THOMAS E. SHENK                   Director                   September 27, 1996
- ---------------------------------
    (Thomas E. Shenk, Ph.D)


        INDER M. VERMA                    Director                   September 27, 1996
- ---------------------------------
    (Inder M. Verma, Ph.D.)


       SAMUEL D. WAKSAL                   Director                   September 27, 1996
- ---------------------------------
   (Samuel D. Waksal, Ph.D.)