Form 10-Q
period 1996-09-30
SOMATIX THERAPY CORPORATION
filed 1996-11-13
CIK 791925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to__________________________

                         Commission file number 0-14758


                           SOMATIX THERAPY CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                     94-2762045
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              850 Marina Village Parkway, Alameda, California 94501 (Address of principal executive offices and zip code)

                                 (510) 748-3000
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of:

           Class                               Outstanding at September 30, 1996
--------------------------------               ---------------------------------

Common Stock, $0.01 Par Value                             24,385,824
Preferred Stock, $0.01 Par Value                             277,064

                                   -----------

                                TABLE OF CONTENTS

                                   -----------


                                                                        PAGE NO.
                                                                        -------
PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           Consolidated Balance Sheets as of
           September 30, 1996 and June 30, 1996......................       1, 2

           Consolidated Statements of Operations
           for the Three Months Ended
           September 30, 1996 and 1995...............................          3

           Consolidated Statements of Cash Flows
           for the Three Months Ended
           September 30, 1996 and 1995...............................          4

           Notes to Consolidated Financial Statements................          5

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................................          6

           Risk Factors..............................................          8


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.........................................         15

ITEM 2.    Changes in Securities.....................................         15

ITEM 3.    Defaults upon Senior Securities...........................         15

ITEM 4.    Submission of Matters to a Vote of
           Security Holders..........................................         15

ITEM 5.    Other Information.........................................         15

ITEM 6.    Exhibits and Reports on Form 8-K..........................         15

           Exhibit Index.............................................         15

           Signatures................................................         16

PART I.  FINANCIAL INFORMATION.

ITEM 1.  Financial Statements


                           SOMATIX THERAPY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1996 and June 30, 1996


                                     ASSETS

                                                                   September 30,             June 30,
                                                                       1996                    1996
                                                                                 (unaudited)
                                                                 ---------------------------------------

Current assets:
   Cash and cash equivalents..................................   $      8,403,000       $      6,703,000
   Marketable securities......................................          5,445,000              7,738,000
   Other current assets.......................................            978,000                889,000
                                                                 ----------------       ----------------
Total current assets..........................................         14,826,000             15,330,000

Marketable Securities.........................................            494,000                595,000
Restricted cash...............................................            300,000                650,000

Equipment and improvements, at cost:
   Laboratory and production equipment........................          4,199,000              4,136,000
   Equipment under capital leases.............................          3,635,000              3,435,000
   Furniture and office equipment.............................          1,132,000              1,266,000
   Leasehold improvements.....................................          4,438,000              4,286,000
                                                                 ----------------       ----------------
                                                                       13,404,000             13,123,000
   Less accumulated depreciation and amortization.............         10,983,000             10,459,000
                                                                 ----------------       ----------------
   Net equipment and improvements.............................          2,421,000              2,664,000
                                                                 ----------------       ----------------

Other assets..................................................            520,000                131,000
                                                                 ----------------       ----------------
                                                                 $     18,561,000       $     19,370,000
                                                                 ================       ================



                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION

                      September 30, 1996 and June 30, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 September 30,               June 30,
                                                                     1996                      1996
                                                                               (unaudited)
                                                                 ---------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities...................   $      2,293,000       $      2,237,000
   Accrued compensation and related expenses..................            809,000              1,169,000
   Capital lease obligations, current portion.................            932,000                861,000
   Accrued restructuring costs, current portion...............          1,196,000                414,000
   Other current liabilities..................................            239,000                186,000
                                                                 ----------------       ----------------
     Total current liabilities................................          5,469,000              4,867,000

Capital lease obligations, net of current portion.............          1,192,000              1,217,000
Accrued restructuring costs,
   net of current portion.....................................            727,000                834,000
Other liabilities.............................................            136,000                249,000

Stockholders' equity
 Preferred stock, par value $0.01
   per share, 1,000,000 shares authorized;
   Series A, 243,731 shares, issued and
   outstanding(239,811 at June 30, 1996);
   Series B, 33,333 shares, issued and
   outstanding(none at June 30, 1996).........................              3,000                  2,000
 Common stock, par value $0.01 per share,
   40,000,000 shares authorized,
   24,385,824 issued and outstanding
   (24,369,403 at June 30, 1996)..............................            244,000                244,000
 Additional paid-in capital...................................        187,129,000            182,118,000
 Accumulated deficit..........................................       (176,339,000)          (170,161,000)
                                                                 ----------------       ----------------
     Total stockholders' equity...............................         11,037,000             12,203,000
                                                                 ----------------       ----------------

                                                                 $     18,561,000       $     19,370,000
                                                                 ================       ================


                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                            Three Months Ended
                                                                 ---------------------------------------
                                                                 September 30,             September 30,
                                                                     1996                      1995

Revenues:

   Research agreement.........................................   $             --       $             --

Costs and expenses:

   Research and development...................................          4,057,000              3,634,000
   General and administrative.................................          1,366,000              1,160,000
   Restructuring costs........................................          1,060,000                     --
                                                                 ----------------       ----------------

     Total costs and expenses.................................          6,483,000              4,794,000
                                                                 ----------------       ----------------

Operating loss................................................         (6,483,000)            (4,794,000)


Other income, net.............................................            305,000                218,000
                                                                 ----------------       ----------------

   Net loss...................................................   $     (6,178,000)      $     (4,576,000)
                                                                 ================       ================


Net loss per share............................................   $          (0.25)      $          (0.21)
                                                                 ================       ================

Shares used in calculation of
   net loss per share.........................................         24,376,503             21,815,617



                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended September 30,
                                                                 --------------------------------------
                                                                         1996                  1995

Cash flows from operating activities:
   Net loss...................................................   $     (6,178,000)     $    (4,576,000)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization............................            524,000              464,000
     Increase in other current assets.........................            (89,000)             (33,000)
     Increase in other assets.................................           (389,000)             (27,000)
     Increase (decrease) in accounts payable and
      accrued liabilities.....................................             56,000             (836,000)
     Increase (decrease) in accrued compensation
      and related expenses....................................           (360,000)             118,000
     Decrease (increase) in accrued restructuring costs.......            675,000             (290,000)
     Decrease in other liabilities............................            (60,000)             (64,000)
                                                                 ----------------      ---------------
     Net cash used in operating activities....................         (5,821,000)          (5,244,000)

Cash flows from investing activities:
   Maturities of marketable securities........................          2,440,000                   --
   Purchase of marketable securities..........................            (46,000)          (6,671,000)
   Decrease in restricted cash................................            350,000                   --
   Purchase of equipment and improvements.....................           (281,000)             (73,000)
                                                                 ----------------      ---------------
     Net cash provided by (used in)
       investing activities...................................          2,463,000           (6,744,000)

Cash flows from financing activities:
   Borrowings under sale/leaseback agreement..................            347,000              154,000
   Principal payments under capital
     lease obligations........................................           (301,000)            (173,000)
   Net proceeds from issuance of common stock.................          5,012,000           11,507,000
                                                                 ----------------      ---------------
     Net cash provided by financing activities................          5,058,000           11,488,000

Net increase (decrease) in cash...............................          1,700,000             (500,000)
Cash and cash equivalents, beginning of period................          6,703,000           14,326,000
                                                                 ----------------     ----------------
Cash and cash equivalents, end of period......................   $      8,403,000     $     13,826,000
                                                                 ================     ================

Cash paid for interest........................................   $         74,000     $         82,000


                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996


1.       Basis of Presentation

         The information at September 30, 1996 and 1995, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1996.

2.       Reclassifications

         Certain prior period balances have been reclassified to conform to current year presentation.

3.       Per Share Information

         Per share information is based on the weighted average number of shares of common stock outstanding during each period. Series A Preferred shares convertible into 6.25 shares of common stock for each share of Series A Preferred, Series B Preferred shares convertible into common stock on basis of weighted average price of common stock at time of conversion (see Note 4 below) and shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (common stock equivalents) are not included in the calculation of the net loss per share for the three month periods ended September 30, 1996 and 1995, since their inclusion would be anti-dilutive.

4.       Equity Investment

         On September 25, 1996 the Company sold 33,333 shares of convertible Series B-1 preferred stock ("Series B Preferred Stock") in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, for an aggregate consideration of $5,000,000 in cash. In addition, the Company has the right to sell up to $10,000,000 in additional shares of Series B Preferred Stock during the three (3) year period ending September 25, 1999. No more than $5,000,000 may be sold during any given six month period. The Series B Preferred Stock is not entitled to dividends and is convertible into common stock at a premium over an average of the market price of the Company's Common Stock on the earlier of (i) the investor's option, (ii) immediately following any sixty (60) day trading period after March 1997 in which the Company's common stock has traded above 130% of the closing price of the common stock on September 24, 1996, or (iii) September 25, 1999. The Company also issued to the investor a warrant to purchase 650,000 shares of the Company's common stock at a price equal to 130% of the closing price of the Company's common stock on September 24, 1996. Such warrant is exercisable between March 1998 and September 2002.

5.       Restructuring Costs

         On September 24, 1996, the Company implemented a cost reduction program, delaying a Phase III clinical trial for its Autologus GVAX(TM) Cancer Vaccine and significantly reduced the clinical development staff. Accordingly, the Company recorded restructuring costs of $1,060,000 in the first quarter of fiscal 1997, which included employee severance costs for 25 employees totaling $853,000. Severance costs totaling $292,000 were paid prior to September 30, 1996.

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

     There were no revenues for the three months ended September 30, 1996 or in the same period in the prior fiscal year.

     On September 24, 1996, the Company implemented a cost reduction program, delaying a Phase III clinical trial of its Autologus GVAX(TM) cancer vaccine and significantly reduced the clinical development staff involved in this program. As a result of the restructuring, the Company recorded a first quarter restructuring charge of $1,060,000 consisting principally of employee severance pay. Costs and expenses for the three month period ended September 30, 1996 were $6,483,000 compared to $4,794,000 for the same period in the previous fiscal year.

     Research and development expenses for the three-month period ended September 30, 1996 increased by $423,000 from the same period in the prior fiscal year. The increase is due to increased staffing and variable cost expense to support the Company's on-going clinical trials and to prepare for the Phase III clinical trials.

     General and administrative expenses for the three-month period ending September 30, 1996 increased by $206,000 from the same period in the prior fiscal year. The increase is due to increased staffing to support ongoing clinical trials and to prepare for Phase III clinical trials.

     Other income consists principally of interest income earned on the Company's cash reserves. The increase, to $305,000 in the first three months of fiscal year 1997, from $218,000 for the same period in fiscal year 1996, was primarily due to sublease rental income received.

         Liquidity And Capital Resources

     On September 30, 1996, the Company had cash, cash equivalents and marketable securities of $14,342,000 compared with $15,036,000 on June 30, 1996. Operating expenses have exceeded revenues for a number of years. For the three-month period ended September 30, 1996, capital expenditures amounted to $281,000. The Company expects its cash requirements and net losses to increase significantly in future periods due to higher research and development costs, cost of clinical and pre-clinical trials, and other expenses. The Company has no material capital commitments.

     Given its current operating plans, the Company anticipates that its existing cash will be sufficient to meet its cash requirements for the next twelve months. The Company's future cash requirements will depend upon many factors, including the progress of the Company's research and development, the scope and results of pre-clinical studies and clinical trials, the expense in conjunction with obtaining regulatory approvals, the rate of technological advances, the determination of the commercial potential of the Company's products under development, the status of competitive products, and the establishment of production capacity for clinical trials. The Company anticipates that it will be required to raise substantial additional funds through collaborative research, development and commercialization relationships and public or private financings. Consummation of any such transaction would be subject to numerous conditions and contingencies, and there can be no assurance that any such transaction will occur in the near term, if at all. The Company may also seek to access the public equity markets if and when conditions are favorable, even if it does not have an immediate need for additional cash at that time. If financing opportunities are not available to the Company, it will adjust its operating plans accordingly.

     This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward- looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-Q.

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

Technological Uncertainty

     Gene therapy is a new technology, and existing preclinical and clinical data on the safety and efficacy of gene therapy are very limited. Data relating to the Company's specific gene therapy approaches are even more limited. The Company's GVAX(TM) cancer vaccine product is being tested in Phase I human clinical trials primarily to determine its safety; the results of preclinical studies do not predict safety or efficacy in humans. Possible serious side effects of gene therapy include viral infections, the initiation of cancers and possible autoimmune diseases in the patient. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of the Company's potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. There can be no assurance that the Company will be permitted to undertake human clinical trials for any of its other products or that the results of such testing will demonstrate safety or efficacy. Even if clinical trials are successful, there is no assurance that the Company will obtain regulatory approval for any indication, or that an approved product can be produced in commercial quantities at reasonable costs, or be successfully marketed. The Company has also recently begun development of in vivo approaches to gene therapy, some of which will target specific cells. There can be no assurance that the desired specificity will be attained or that such products will not have serious side effects.

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

     The Company has clinical trial arrangements with The Johns Hopkins University covering a Phase I clinical trial to treat kidney cancer patients, now in progress, and a Phase I/II clinical trial to treat prostate cancer patients for which RAC approval has been obtained, but for which no patients have yet been enrolled. The Company has additional arrangements with the Netherlands Cancer Institute and the Dana Farber Cancer Center to treat melanoma patients in two separate Phase I clinical trials. Both trials are currently in progress. The Company is also testing a product for the treatment of chronic granulomatous disease ("CGD") using hematopoietic stem cells in a clinical trial, in conjunction with laboratories at the National Institutes of Health. In the event that any of these relationships are terminated, the completion and evaluation of clinical trials could be adversely affected. In addition, the Company has an arrangement with the Parkinson's Institute of Santa Clara, California to provide animal facilities, animals and consulting services in connection with preclinical testing of its gene therapy product for PD. If the relationship were terminated, progress of preclinical testing might be adversely affected.

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

     One of the Company's competitors purportedly holds an exclusive license to a United States patent issued to the National Institutes of Health covering ex vivo gene therapy (U.S. Patent No. 5,399,346 to Anderson, et al.). This patent is exclusively licensed to Genetic Therapy Inc., which in 1995 was acquired by Sandoz Pharmaceuticals. The United States Patent and Trademark Office ("PTO") has declared an interference between a pending patent application exclusively licensed to the Company, a patent application of another company, and the Anderson et al. patent. The PTO is conducting an interference proceeding, which is primarily intended to determine the priority of the invention rights among the parties, and, in addition, will review the validity and patentability of the parties' patent filings. Somatix' application has been accorded senior party status based on its priority filing date of July 5, 1985. The outcome of these proceedings is uncertain, and is expected to take at least a year. However, there can be no assurance that a competitor's patent will not prevail, and that, if it prevails, any rights under such patent will be available to the Company on commercially reasonable terms.

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

     The Company's current commercialization strategy is to sell genetically modified cells to hospitals and clinics. The Company will be required to operate facilities in which each patient's cells are genetically modified, processed and tested in compliance with the Good Manufacturing Practices published in the U.S. Code of Federal Regulations. Currently, the Company can manufacture genetically modified cells in quantities sufficient to meet its needs for clinical testing but does not have the capability to manufacture sufficient quantities to meet large-scale commercial requirements. The Company believes that its processes can be scaled-up efficiently to meet its anticipated future requirements, but there can be no assurance that problems or delays will not arise in such scale- up. The manufacture of sufficient quantities of the Company's potential products can be an expensive, time-consuming and complex process. If the Company is unable to develop such manufacturing capabilities, the Company's ability to commercialize its products will be adversely affected. This could prevent or delay submission of products for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders.  None

ITEM 5.           Other Information.  None.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                  The following documents are referenced or included in this report:

         Exhibit
           No.
         -------

         27            Financial Data Schedule.

                  (b) Reports on Form 8-K. A Current Report on Form 8-K dated September 24, 1996 was filed in the quarter ended September 30, 1996, with disclosure in Items 5 and 7 thereto. No financial statements were filed in conjunction therewith.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                    SOMATIX THERAPY CORPORATION



DATED:  November 13, 1996           By:  /s/ David W. Carter
                                         ---------------------------------------
                                         President, Chief Executive Officer and
                                         Chairman of the Board



DATED:  November 13, 1996           By:  /s/ Edward O. Lanphier II
                                         ---------------------------------------
                                         Executive Vice President, Commercial
                                         Development and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)