Form 10-Q
period 1996-12-31
SOMATIX THERAPY CORPORATION
filed 1997-02-13
CIK 791925

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________________

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

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No___

The number of shares outstanding of each of the issuer's classes of common stock as of:

             Class                           Outstanding at December 31, 1996
             -----                           --------------------------------
  Common Stock, $0.01 Par Value                         24,476,848
  Preferred Stock, $0.01 Par Value                         280,984

                                TABLE OF CONTENTS




                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Consolidated Balance Sheets as of
         December 31, 1996 and June 30, 1996.............................  1, 2

         Consolidated Statements of Operations
         for the Three and Six Months Ended
         December 31, 1996 and 1995......................................     3

         Consolidated Statements of Cash Flows
         for the Three and Six Months Ended
         December 31, 1996 and 1995......................................     4

         Notes to Consolidated Financial Statements......................     5

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations......................................................     7

         Risk Factors....................................................     9


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................    17

ITEM 2.  Changes in Securities...........................................    17

ITEM 3.  Defaults upon Senior Securities.................................    17

ITEM 4.  Submission of Matters to a Vote of
         Security Holders................................................    17

ITEM 5.  Other Information...............................................    17

ITEM 6.  Exhibits and Reports on Form 8-K................................    18

         Signatures......................................................    19

                                       i.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  Financial Statements


                           SOMATIX THERAPY CORPORATION

                                   ---------

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                         December 31,        June 30,
                                                            1996               1996
                                                         (unaudited)
                                                         -----------       -----------
Current assets:
    Cash and cash equivalents ....................       $ 5,786,000       $ 6,703,000
    Marketable securities ........................         3,905,000         7,738,000
    Other current assets .........................           998,000           889,000
                                                         -----------       -----------
          Total current assets ...................        10,689,000        15,330,000

Marketable Securities ............................                 0           595,000
Restricted cash ..................................           300,000           650,000

Equipment and improvements, at cost:
    Laboratory and production equipment ..........         4,173,000         4,136,000
    Equipment under capital leases ...............         3,737,000         3,435,000
    Furniture and office equipment ...............         1,136,000         1,266,000
    Leasehold improvements .......................         4,465,000         4,286,000
                                                         -----------       -----------
                                                          13,511,000        13,123,000
    Less accumulated depreciation and amortization        11,495,000        10,459,000
                                                         -----------       -----------
    Net equipment and improvements ...............         2,016,000         2,664,000
                                                         -----------       -----------

Other assets .....................................           513,000           131,000
                                                         -----------       -----------
                                                         $13,518,000       $19,370,000
                                                         ===========       ===========




                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION

                                   ---------

                     CONSOLIDATED BALANCE SHEETS - CONTINUED



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          December 31,           June 30,
                                                             1996                  1996
                                                          (unaudited)
                                                         -------------        -------------
Current liabilities:
     Accounts payable and accrued liabilities ....       $   2,095,000        $   2,237,000
     Accrued compensation and related expenses ...             801,000            1,169,000
     Capital lease obligations ...................             983,000              861,000
     Accrued restructuring costs .................           1,096,000              414,000
     Other current liabilities ...................             239,000              186,000
                                                         -------------        -------------
         Total current liabilities ...............           5,214,000            4,867,000

Capital lease obligations, net of current portion,             992,000            1,217,000
Accrued restructuring costs,
     net of current portion ......................             634,000              834,000
Other liabilities ................................              78,000              249,000

Stockholders' equity
 Preferred stock, par value $0.01
     per share, 1,000,000 shares authorized;
     Series A, 247,651 shares, issued and
     outstanding (239,811 at June 30, 1996);
   Series B, 33,333 shares, issued and
   outstanding (none at June 30, 1996) ...........               3,000                2,000
  Common stock, par value $0.01 per share,
     40,000,000 shares authorized,
     24,476,848 issued and outstanding
     (24,369,403 at June 30, 1996) ...............             245,000              244,000
  Additional paid-in capital .....................         187,401,000          182,118,000
 Accumulated deficit ............................         (181,049,000)        (170,161,000)
                                                         -------------        -------------
     Total stockholders' equity ................             6,600,000           12,203,000
                                                         -------------        -------------

                                                         $  13,518,000        $  19,370,000
                                                         =============        =============

                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION

                                    ---------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended                      Six Months Ended
                                           --------------------------------        --------------------------------
                                           December 31,        December 31,        December 31,        December 31,
                                               1996                1995                1996                1995
                                           ------------        ------------        ------------        ------------
Revenues:

      Research Agreement ...........    $          --       $          --      $           --       $          --

Costs and expenses:

      Research and development .....          3,582,000           4,244,000           7,639,000           8,131,000
      General and administrative ...          1,337,000           1,063,000           2,703,000           1,970,000
      Restructuring costs ..........               --                  --             1,060,000                --
                                           ------------        ------------        ------------        ------------
            Total costs and expenses          4,919,000           5,307,000          11,402,000          10,101,000
                                           ------------        ------------        ------------        ------------

Operating loss .....................         (4,919,000)         (5,307,000)        (11,402,000)        (10,101,000)

Other income, net ..................            209,000             203,000             515,000             421,000
                                           ------------        ------------        ------------        ------------

            Net loss ...............       $ (4,710,000)       $ (5,104,000)       $(10,887,000)       $ (9,680,000)
                                           ============        ============        ============        ============


Net loss per share .................       $      (0.19)       $      (0.22)       $      (0.45)       $      (0.43)
                                           ============        ============        ============        ============

Shares used in calculation of
      net loss per share ...........         24,428,977          22,744,967          24,402,640          22,282,529




                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION

                                    ---------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Six Months Ended December 31,
                                              ------------------------------
                                                   1996             1995
                                              ------------      ------------
Cash flows from operating activities:
Net loss ................................     $(10,887,000)     $ (9,680,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization .......        1,036,000           931,000
      Increase in
      other current assets ..............         (109,000)          (60,000)
    Increase in other assets ............         (382,000)          (25,000)
    Decrease in accounts payable
      and accrued liabilities ...........         (143,000)         (695,000)
    Decrease in accrued compensation
      and related expenses ..............         (368,000)         (166,000)
    Increase (decrease) in accrued
      restructuring cost ................          482,000          (704,000)
    Decrease in other
      liabilities .......................         (118,000)          (64,000)
                                              ------------      ------------
      Net cash used in operating
       activities .......................      (10,489,000)      (10,463,000)

Cash flows from investing activities:
   Maturities of marketable securities ..        4,440,000         1,700,000
   Purchase of marketable securities ....          (12,000)      (13,120,000)
   Decrease (increase) in restricted cash          350,000          (350,000)
   Purchase of equipment and
    improvements ........................         (388,000)         (246,000)
                                              ------------      ------------
      Net cash provided by (used in)
        investing activities ............        4,390,000       (12,016,000)
Cash flows from financing activities:
   Borrowings under sale/leaseback
    agreement ...........................          398,000           179,000
   Principal payments under capital
    lease obligations ...................         (501,000)         (394,000)
   Net proceeds from issuance of
    common stock ........................        5,285,000        11,550,000
                                              ------------      ------------
      Net cash provided by
        financing activities ............        5,182,000        11,335,000

Net increase (decrease) in cash .........         (917,000)      (11,144,000)
Cash and cash equivalents,
   beginning of period ..................        6,703,000        14,326,000
                                              ------------      ------------
Cash and cash equivalents,
   end of period ........................     $  5,786,000      $  3,182,000
                                              ============      ============

Cash paid for interest ..................     $    139,000      $    162,000

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1996


1.       Basis of Presentation.

         The information at December 31, 1996 and 1995, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1996.

2.       Reclassifications

         Certain prior period balances have been reclassified to conform to current year presentation.

3.       Per Share Information

         Per share information is based on the weighted average number of shares of common stock outstanding during each period. Series A Preferred shares convertible into 6.25 shares of common stock for each share of Series A Preferred, Series B Preferred shares convertible into common stock on basis of weighted average price of common stock at time of conversion (see Note 4 below) and shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (common stock equivalents) are not included in the calculation of the net loss per share for the three month periods ended December 31, 1996 and 1995, since their inclusion would be anti-dilutive.

4.       Equity Investment

         On September 25, 1996 the Company sold 33,333 shares of convertible Series B-1 preferred stock ("Preferred Stock") in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended, for an aggregate consideration of $5,000,000 in cash. In addition, the Company has the right to sell up to $10,000,000 in additional shares of Preferred Stock during the three
(3) year period ending September 25, 1999. No more than $5,000,000 may be sold during any given six month period. The Preferred Stock is not entitled to dividends and is convertible into common stock at a premium over an average of the market price of the Company's Common Stock on the earlier of (i) the investor's option, (ii) immediately following any sixty (60) day trading period after March 1997 in which the Company's common stock has traded above 130% of the closing price of the common stock on September 24, 1996, or (iii) September 25, 1999. The Company also issued to the investor a warrant to purchase 650,000 shares of the Company's common stock at a price equal to 130% of the closing price of the Company's common stock on September 24, 1996. Such warrant is exercisable between March 1998 and September 2002.

5.       Restructuring Costs

         On September 24, 1996, the Company implemented a cost reduction program, delaying a Phase III clinical trial for its Autologus GVAXTM Cancer Vaccine and significantly reduced the clinical development staff. Accordingly, the Company recorded restructuring costs of $ 1,060,000 in the first quarter of fiscal 1997, which included employee severance costs for 25 employees totaling $853,000. Severance costs totaling $405,000 were paid through December 31, 1996.

6.       Subsequent Events

         The Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Cell Genesys, Inc. and S Merger Corp. (a wholly-owned subsidiary of Cell Genesys) dated as of January 12, 1997. Pursuant to the Merger Agreement, S Merger Corp. will be merged with and into the Company such that the Company will become a wholly-owned subsidiary of Cell Genesys and the Company's stockholders shall become stockholders of Cell Genesys. The pendency of the merger may have a material and adverse effect on the Company's liquidity and capital resources in the event the merger is, for any reason, not consummated. See "Risk Factors-Completion of Merger."

        Subsequent to December 31, 1996, the Company incurred approximately $2 million in cash expenditures relating to restructuring costs from its September 1996 reduction in force and certain other expenses, which expenditures may have an adverse effect upon the Company's liquidity. See -- Note 5 to Notes to Consolidated Financial Statements.

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

         There were no revenues for the three and six month periods ended December 31, 1996 or in the same period in the prior fiscal year.

         Research and development expenses for the three and six month periods ended December 31, 1996 decreased by $662,000 and $492,000 respectively, from the same periods in the prior fiscal year. The decrease is due to the Company's restructuring and cost savings program.

         General and administrative expenses for the three-month period ending December 31, 1996 increased by $274,000 from the same period in the prior fiscal year. The increase is due to higher legal and other corporate costs, associated with intensive corporate negotiations.

         Other income consists principally of interest income earned on the Company's cash reserves. The increase, to $515,000 in the six months of fiscal year 1997, from $421,000 for the same period in fiscal year 1996, was primarily due to sublease rental income received.

         Liquidity And Capital Resources

         On December 31, 1996, the Company had cash, cash equivalents, and marketable securities of $9,691,000, compared with $15,036,000 on June 30, 1996. On December 31, 1996, the Company had working capital of $5,475,000 compared with $10,463,000 on June 30, 1996. In the six months ended December 31, 1996 the Company's operating cash and investments outflow was $6,202,000, and the Company generated $5,285,000 from equity transactions. See -- Note 4 to Notes to Consolidated Financial Statements. Operating expenses have exceeded revenues for a number of years. For the six-month period ended December 31, 1996, capital expenditures amounted to $388,000. The Company has no material capital commitments. Absent the consummation of the merger described under the heading "Subsequent Events" below, the Company will need to either substantially reduce its expenses and/or obtain substantial additional financing immediately after any termination of the proposed merger in order to finance its on-going operations. The Company has the right, under the private placement dated September 25, 1996, to put certain shares of its Common Stock to a non-U.S. investor for up to $5 million in proceeds after March 1997; however, the number of shares to be put and the actual amount of this additional financing will be determined by many factors, including the price of the Company's stock (which, at the merger price, would limit such proceeds to approximately $4 million), most of which are beyond the control of the Company. (See Note 4 to Notes to Consolidated Financial Statements.) Other sources of capital may be pursued by the Company depending upon the progression of the merger and stockholder approval thereof. See "Risk Factors -- Future Capital Needs; Uncertainty of Additional Funding."

         If the Company's cash, cash equivalents and marketable securities drops to less than $5,000,000, holders of the Company's Series A Preferred Stock have the right, as a class, to remove and replace a majority of the Company's Board of Directors. Unless the Company raises additional financing in the third quarter of fiscal 1997, this condition may be triggered either late in the third quarter or early in the fourth quarter.

         Subsequent Events

         The Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Cell Genesys, Inc. and S Merger Corp. (a wholly-owned subsidiary of Cell Genesys) dated as of January 12, 1997. Pursuant to the Merger Agreement, S Merger Corp. will be merged with and into the Company such that the Company will become a wholly-owned subsidiary of Cell Genesys and the Company's stockholders shall become stockholders of Cell Genesys. The pendency of the Merger may have a material and adverse effect on the Company's liquidity and capital resources in the event the Merger is, for any reason, not consummated. See "Risk Factors-Completion of Merger."

        Subsequent to December 31, 1996, the Company incurred approximately $2 million in cash expenditures relating to restructuring costs from its September 1996 reduction in force and certain other expenses, which expenditures may have an adverse effect upon the Company's liquidity. See -- Note 5 to Notes to Consolidated Financial Statements.

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

                                  RISK FACTORS


COMPLETION OF MERGER

         The Company has entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Cell Genesys, Inc. and S Merger Corp. (a wholly-owned subsidiary of Cell Genesys) dated as of January 12, 1997. Pursuant to the Merger Agreement, the Company has agreed to certain covenants regarding the operation of its business pending stockholder approval of the Merger, which covenants prohibit the sale or other transfer of Company intellectual property or other assets and limit the amount and types of financing the Company may obtain during the pendency of the Merger. Although the Company believes that it has sufficient access to capital to fund its operations through the consummation of the Merger or any termination of the Merger Agreement, such covenants limit the Company's flexibility in raising further capital and would therefore materially and adversely affect the Company's operations if the Merger is not consummated. The Merger Agreement also requires the Company, under certain limited circumstances, to pay a $3 million breakup fee to Cell Genesys if the Merger Agreement is terminated. Such a payment would severely and adversely affect the Company's liquidity and its ability to fund its operations.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost of obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products and the establishment of manufacturing capacity. The Company anticipates that it will be required to raise substantial additional funds, including funds raised through collaborative relationships and public or private financings. Because of the Company's significant long-term capital requirements, it may seek to access the public equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. No assurance can be given that additional financing will be available on acceptable terms, or at all. If adequate funds are not available, the Company will be required to curtail significantly its research and development programs or may be required to discontinue its programs in their entirety and liquidate its assets. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

TECHNOLOGICAL UNCERTAINTY

         Gene therapy is a new technology, and existing preclinical and clinical data on the safety and efficacy of gene therapy are very limited. Data relating to the Company's specific gene therapy approaches are even more limited. Somatix' GVAXTM cancer vaccine is being tested in Phase I/II human clinical trials primarily to determine its safety. The Company has completed a Phase I clinical trial in the treatment of chronic granulomatous disease ("CGD") using hematopoietic stem cells in a clinical trial, in conjunction with laboratories at the National Institutes of Health. Possible serious side effects of gene therapy include viral infections, the initiation of cancers and possible autoimmune diseases in the patient. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of the Company's potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. There can be no assurance that the Company will be permitted to undertake human clinical trials for any of its other products or that the results of such testing will demonstrate safety or efficacy. Even if clinical trials are successful, there is no assurance that the Company will obtain regulatory approval for any indication, or that an approved product can be produced in commercial quantities at reasonable costs, or be successfully marketed. The Company has also recently begun development of in vivo approaches to gene therapy, some of which will target specific cells. There can be no assurance that the desired specificity will be attained or that such products will not have serious side effects.

OPERATING LOSS AND ACCUMULATED DEFICIT

         The Company has incurred net losses since its inception. At December 31, 1996, the Company's accumulated deficit was approximately $181.0 million. Such losses have resulted principally from expenses incurred in the Company's research and development programs, the acquisition of new technology, and to a lesser extent, from general and administrative expenses. The Company incurred a loss of $20.7 million in fiscal 1996 and expects to incur substantial and increasing losses for at least the next several years due primarily to the expansion of its research and development programs, including preclinical studies, clinical trials and manufacturing. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

PATENTS AND TRADE SECRETS

         The patent positions of pharmaceutical and biotechnology firms, including Somatix, are generally uncertain and involve complex legal and factual questions. While Somatix is actively prosecuting its patent applications, it does not know whether any given application will result in the issuance of a patent or, if any patent is issued, whether it will provide significant proprietary protection or will be invalidated. Because patent applications in the United States are confidential until patents issue and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Somatix can not be certain it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

         The commercial success of Somatix will also depend in part on not infringing the patents or proprietary rights of others and not breaching licenses granted to Somatix. Somatix may be required to obtain licenses to third party technology necessary to conduct its business. Any failure by Somatix to license at reasonable cost any technology required to commercialize its technologies or products may have an adverse impact on Somatix.

         Litigation, which could result in substantial cost to Somatix, may also be necessary to enforce any patents issued to Somatix, or to determine the scope and validity of other parties' proprietary rights. To determine the priority of inventions, interference proceedings are frequently declared by the United States Patent Office that could result in substantial costs to Somatix and may result in an adverse decision as to the patentability of Somatix' inventions. Somatix is currently involved in an interference proceeding and may be involved in others in the future. Somatix believes that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. See "-Legal Proceedings."

         For example, one of Somatix competitors has been granted an exclusive license to a United States patent recently issued to the National Institutes of Health, covering ex vivo gene therapy. The United States Patent and Trademark Office recently declared an interference between the competitor's patent, a patent application exclusively licensed to Somatix, and a patent application of a third party. Somatix has been accorded Senior Party status, because the application licensed to Somatix has a priority date earlier than that of either the patent issued to the National Institutes of Health or the patent application of the third party. The interference proceeding is in its early stages. It is expected that the proceedings may last for several years. While Somatix believes it has a strong position, nothing can be predicted about the outcome of the proceedings, and the Company believes that an adverse result could have a material adverse effect on Somatix' intellectual property portfolio or its business.

         Somatix also relies on unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to Somatix' trade secrets or disclose such technology, or that Somatix can meaningfully protect its rights to its unpatented trade secrets.

         Somatix requires its employees and consultants to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with it. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by Somatix, relating to its business, are the exclusive property of Somatix. These agreements may not provide meaningful protection for Somatix' trade secrets in the event of unauthorized use or disclosure of such information.

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

COMPETITION

         Competition in the field of gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense an expected to increase. There are numerous competitors working on products to treat each of the diseases for which Somatix is seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with Somatix. Certain of these competitive products are in substantially more advanced stages of product development and clinical trials. Somatix' competitors may develop technologies and products that are more effective than those being developed by Somatix or that would render Somatix' technology and products less competitive or obsolete. Many of these competitors have substantially greater financial resources and larger research and development staffs than Somatix has. In addition, many of these competitors may have significantly greater experience than Somatix in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration (the "FDA") and other regulatory approvals of products, and in manufacturing and marketing such products. Accordingly, Somatix' competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products more rapidly than the Company. There can be no assurance that the Company will be able to obtain certain biological materials necessary to support its research, development or manufacturing of any of the Company's planned therapies. If Somatix is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited or no experience. It is anticipated that Somatix will build additional clinical scale and commercial sale manufacturing facilities to the extent that contract facilities are not available in order to commercialize its products. It is also anticipated that the Company will secure funding for these and other product development activities through its partners and future potential partners. Somatix also competes with universities and other research institutions in the development of products, technologies and processes. In many instances, Somatix compete with other commercial entities in acquiring products or technology from universities.

         Somatix expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent position, and sales, marketing and distribution capabilities. Somatix' competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection and otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between product conception and commercial sales.

         The levels of revenues and profitability of biotechnology and pharmaceutical companies such as the Company may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. In the United States there have been, and Somatix expects that there will continue to be, a number of federal and state proposals to control health care costs. Somatix can not predict the effect health care reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on Somatix. In the United States and elsewhere, sales of therapeutic products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. If Somatix succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow or the Company to sell its products on a competitive basis.

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

         The Company has clinical trial arrangements with The Johns Hopkins University covering a Phase I clinical trial to treat kidney cancer patients, completed as of May 1995, and a Phase I/II clinical trial to treat prostate cancer patients which is ongoing. The Company has additional arrangements with the Netherlands Cancer Institute and the Dana Farber Cancer Center to treat melanoma patients in two separate Phase I clinical trials. Both trials are currently in progress. The Company has also completed a Phase I clinical trial in the treatment of chronic granulomatous disease ("CGD") using hematopoietic stem cells in a clinical trial, in conjunction with laboratories at the National Institutes of Health. In the event that any of these relationships are terminated, the completion and evaluation of clinical trials could be adversely affected. In addition, the Company has an arrangement with the Parkinson's Institute of Santa Clara, California to provide animal facilities, animals and consulting services in connection with preclinical testing of its gene therapy product for Parkinson's Disease. If the relationship were terminated, progress of preclinical testing might be adversely affected.

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

GOVERNMENT REGULATION

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

         Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of Somatix' proposed products and its research and development activities. All of Somatix' products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in foreign countries Since certain of Somatix' potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal statutes and regulations, requires the expenditure of substantial resources. Any failure by Somatix or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

         The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies and other information must be submitted to the FDA as part of an investigational new drug application, which must be reviewed and approved by the FDA before proposed clinical testing can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors and the safety of human subjects. In addition, certain protocols involving the use of genetically modified human cells must also be reviewed by the Recombinant Advisory Committee of the National Institutes of Health.

         Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. Although the preliminary Phase I clinical testing results reported to date of Somatix' GVAX(TM) cancer vaccine product have shown no treatment-related safety problems, there can be no assurance that such therapy or product will be tolerated at higher doses or that the clinical efficacy of such therapy or product will be demonstrated. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done with diseased patients rather than with healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as Phase I/II trials.

         The results of the preclinical and clinical testing, together with chemistry and manufacturing information, are submitted to the FDA in the form of a new drug application for a pharmaceutical product, and in the form of a product license application for a biological product, for approval to commence commercial sales. In responding to a new drug application or a product license application, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which Cell Genesys, Somatix or the Combined Company is seeking approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

         In addition to laws and regulations enforced by the FDA, Somatix is and will be, subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations. Somatix' research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although Somatix believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Somatix could be held liable for any damages that result and any such liability could exceed the resources of Somatix.

         Somatix manufacturing facility for production of clinical quantities of its products was licensed in 1993 by the California Department of Health Services. The California Department of Health Services may inspect the facility annually. Manufacture of clinical quantities of Somatix products does not require an FDA license, although the FDA may at any time inspect the facility. The continued operation of this facility requires compliance with FDA standards for this type of manufacturing. A separate license from the FDA is required for commercial manufacturing of any products. During 1995 and 1996, Somatix completed construction of its clinical scale cell processing facility. The facility was expanded in anticipation of a large efficacy trial of the GVAX(TM) cancer vaccine.

         For marketing outside the United States, Somatix is and will be, subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

PART II.          OTHER INFORMATION.

Item 1.           Legal Proceedings.  None.

Item 2.           Changes in Securities.  None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         On December 18, 1996, at the Company's 1996 Annual Meeting of Security Holders, the following matters were submitted and voted on by security holders and were adopted:

         A. The election of: David W. Carter; Karen Davis Ph.D.; Michael R. Eisenson; Fred H. Gage, Ph.D.; John T. Potts, Jr., M.D.; Thomas E. Shenk, Ph.D.; Samuel D. Waksal, Ph.D.; Leon E. Rosenberg, M.D.; Inder M. Verma by the stockholders to serve on the board of directors.

            The results of the vote are as follows:

                                          Total Vote For    Total Vote Withheld
                                           Each Director    from Each Director
                                           -------------    ------------------
             David W. Carter                18,778,857            1,876,903
             Karen Davis, Ph.D.             18,797,807            1,857,953
             Michael R. Eisenson            18,790,857            1,864,903
             Fred H. Gage, Ph.D.            18,799,357            1,856,403
             John T. Potts, Jr., M.D.       18,792,907            1,862,853
             Leon E. Rosenberg, M.D.        18,798,657            1,857,103
             Thomas E. Shenk, Ph.D.         18,798,457            1,857,303
             Inder M. Verma, Ph.D.          18,702,199            1,953,561
             Samuel D. Waksal, Ph.D.        18,839,457            1,816,303

         B. The ratification of Ernst & Young, LLP as independent auditors of the Company for fiscal year ending June 30, 1997.

            The results are as follows:

                  For            Against          Abstain        No Vote
                  ---            -------          -------        -------
               20,606,132         34,962           14,666           0

Item 5.     Other Information.  None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)      Exhibits

                    The following documents are referenced or included in this report:

  Exhibit
    No.

   10.87 Addendum to Employment Agreement, dated November 18, 1996, by and between the Company and David W. Carter.

   10.88 Addendum to Employment Agreement, dated November 18, 1996, by and between the Company and Edward O. Lanphier II.

   10.89 Addendum to Employment Agreement, dated November 18, 1996, by and between the Company and Lawrence K. Cohen.

   10.90 Addendum to Employment Agreement, dated November 18, 1996, by and between the Company and Joseph A. Rokovich.

   27       Financial Data Schedule.


           (b) Reports on Form 8-K. No reports on Form 8-K were filed in the quarter ended December 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                       SOMATIX THERAPY CORPORATION



DATED:  February 10, 1997              By: /s/ DAVID W. CARTER
                                       --------------------------------------
                                       President, Chief Executive Officer and
                                       Chairman of the Board



DATED:  February 10, 1997              By: /s/ EDWARD O. LANPHIER II
                                       ---------------------------------------
                                       Executive Vice President, Commercial
                                       Development and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                 Exhibit Index

  Exhibit
    No.

   10.87 Addendum to Employment Agreement, dated November 18, 1996, by and between the Company and David W. Carter.

   10.88 Addendum to Employment Agreement, dated November 18, 1996, by and between the Company and Edward O. Lanphier II.

   10.89 Addendum to Employment Agreement, dated November 18, 1996, by and between the Company and Lawrence K. Cohen.

   10.90 Addendum to Employment Agreement, dated November 18, 1996, by and between the Company and Joseph A. Rokovich.

   27       Financial Data Schedule.