Form 10-Q
period 1997-03-31
SOMATIX THERAPY CORPORATION
filed 1997-05-15
CIK 791925

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

         Indicate by check [checkmark] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [checkmark] No [ ]

The number of outstanding shares of the issuer's common stock as of May 12, 1997 is 24,496,624.

                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

                  Consolidated Balance Sheets as of
                  March 31, 1997 and June 30, 1996..........................1, 2

                  Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  March 31, 1997 and 1996....................................  3

                  Consolidated Statements of Cash Flows
                  for the Three and Nine Months Ended
                  March 31, 1997 and 1996....................................  4

                  Notes to Consolidated Financial Statements.................  5

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.................................................  7

                  Risk Factors...............................................  9


PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings.......................................... 18

ITEM 2.           Changes in Securities...................................... 18

ITEM 3.           Defaults upon Senior Securities............................ 18

ITEM 4.           Submission of Matters to a Vote of
                  Security Holders........................................... 18

ITEM 5.           Other Information.......................................... 18

ITEM 6.           Exhibits and Reports on Form 8-K........................... 18

                  Signatures................................................. 19

                                       i.

PART I.  FINANCIAL INFORMATION.

Item 1.           Financial Statements


                           SOMATIX THERAPY CORPORATION



                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                   March 31,        June 30,
                                                                     1997            1996
                                                                 (unaudited)
                                                                 ------------    -------------
Current assets:
    Cash and cash equivalents...............................     $  5,306,000    $   6,703,000
    Marketable securities...................................          637,000        7,738,000
    Other current assets....................................          634,000          889,000
                                                                 ------------    -------------
          Total current assets..............................        6,577,000       15,330,000

Marketable Securities.......................................               --          595,000
Restricted cash.............................................          300,000          650,000

Equipment and improvements, at cost:
    Laboratory and production equipment.....................        4,247,000        4,136,000
    Equipment under capital leases..........................        3,707,000        3,435,000
    Furniture and office equipment..........................        1,167,000        1,266,000
    Leasehold improvements..................................        4,468,000        4,286,000
                                                                 ------------     ------------
                                                                   13,589,000       13,123,000
    Less accumulated depreciation and amortization..........       11,870,000       10,459,000
                                                                 ------------     ------------
    Net equipment and improvements..........................        1,719,000        2,664,000
                                                                 ------------     ------------

Other assets................................................          412,000          131,000
                                                                 ------------     ------------
                                                                   $9,008,000      $19,370,000
                                                                 ============     ============

                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31,        June 30,
                                                                       1997            1996
                                                                    (unaudited)
                                                                    -----------      -----------

Current liabilities:
     Accounts payable and accrued liabilities....................  $  3,330,000    $   2,237,000
     Accrued compensation and related expenses...................       792,000        1,169,000
     Capital lease obligations...................................     1,019,000          861,000
     Accrued restructuring costs.................................       435,000          414,000
     Other current liabilities...................................       239,000          186,000
                                                                  -------------    -------------
         Total current liabilities...............................     5,815,000        4,867,000

Capital lease obligations, net of current portion,...............       724,000        1,217,000
Accrued restructuring costs,
     net of current portion......................................       541,000          834,000
Other liabilities................................................        18,000          249,000

Stockholders' equity
 Preferred stock, par value $0.01
     per share, 1,000,000 shares authorized;
     Series A, 251,571 shares, issued and
     outstanding (239,811 at June 30, 1996)......................         2,000            2,000
   Series B, 33,333 shares, issued and
   outstanding (none at June 30, 1996)...........................         1,000               --
  Common stock, par value $0.01 per share,
     40,000,000 shares authorized,
     24,496,624 issued and outstanding
     (24,369,403 at June 30, 1996)...............................       245,000          244,000
  Additional paid-in capital.....................................   187,401,000      182,118,000
                                                                  -------------    -------------
  Accumulated deficit............................................  (185,739,000)    (170,161,000)
       Total stockholders' equity................................     1,910,000       12,203,000
                                                                  -------------    -------------

                                                                  $   9,008,000    $  19,370,000
                                                                  =============    =============

                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                      Nine Months Ended
                                                              March 31,           March 31,           March 31,         March 31,
                                                                1997                1996                1997              1996
                                                           ------------        ------------        -------------     ------------
Revenues:

      Research Agreement.................................  $        --        $         --         $         --      $          --

Costs and expenses:

      Research and development...........................    3,036,000           4,656,000           10,675,000         12,787,000
      General and administrative.........................    1,690,000           1,049,000            4,393,000          3,019,000
      Restructuring costs................................           --                  --            1,060,000                 --
                                                           -----------         -----------         ------------       ------------
            Total costs and expenses.....................    4,726,000           5,705,000           16,128,000         15,806,000
                                                           -----------         -----------         ------------       ------------

Operating loss...........................................   (4,726,000)         (5,705,000)         (16,128,000)       (15,806,000)

Other income, net........................................       36,000             197,000              551,000            618,000
                                                           -----------         -----------         ------------       ------------

            Net loss.....................................  $(4,690,000)        $(5,508,000)        $(15,577,000)      $(15,188,000)
                                                           ===========         ===========         ============       ============

Net loss per share.......................................  $     (0.19)        $     (0.24)        $      (0.64)      $      (0.67)
                                                           ===========         ===========         ============       ============

Shares used in calculation of
      net loss per share.................................   24,486,516          23,043,251           24,430,291         22,535,177

                             See accompanying notes.

                           SOMATIX THERAPY CORPORATION



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended March 31,
                                                                              ---------------------------
                                                                              1997                    1996
                                                                              ----                    ----
Cash flows from operating activities:
Net loss ....................................................            $(15,577,000)            $(15,188,000)
Adjustments to reconcile net loss to
         net cash used in operating activities:
                  Depreciation and amortization .............               1,411,000                1,409,000
                           Decrease in
                           other current assets .............                 255,000                  219,000
                  Increase in other assets ..................                (281,000)                 (23,000)
                  Increase (decrease) in accounts payable
                           and accrued liabilities ..........               1,093,000                 (844,000)
                  Decrease (increase) in accrued compensation
                           and related expenses .............                (377,000)                   7,000
                  Decrease in accrued restructuring cost ....                (272,000)                (781,000)
                  Decrease in other liabilities .............                (178,000)                 (22,000)
                                                                         ------------             ------------
                           Net cash used in operating
                            activities ......................             (13,926,000)             (15,223,000)

Cash flows from investing activities:
         Maturities of marketable securities ................               7,740,000                8,440,000
         Purchase of marketable securities ..................                 (44,000)             (13,131,000)
         Decrease (increase) in restricted cash .............                 350,000                 (350,000)
         Purchase of equipment and
                  improvements ..............................                (466,000)                (932,000)
                                                                         ------------             ------------
                           Net cash provided by (used in)
                             investing activities ...........               7,580,000               (5,973,000)

Cash flows from financing activities:
         Borrowings under sale/leaseback
                  agreement .................................                 423,000                  204,000
         Principal payments under capital
                  lease obligations .........................                (758,000)                (611,000)
         Net proceeds from issuance of
                  common stock ..............................               5,284,000               12,013,000
                                                                         ------------             ------------
                           Net cash provided by
                             financing activities ...........               4,949,000               11,606,000

Net decrease in cash ........................................              (1,397,000)              (9,590,000)
Cash and cash equivalents,
         beginning of period ................................               6,703,000               14,326,000
                                                                         ------------             ------------
Cash and cash equivalents,
         end of period ......................................            $  5,306,000             $  4,736,000
                                                                         ============             ============

Cash paid for interest ......................................            $    208,000             $    237,000

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997


1.       Basis of Presentation.

         The information at March 31, 1997 and 1996, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1996.

2.       Reclassifications

         Certain prior period balances have been reclassified to conform to current year presentation.

3.       Per Share Information

         Per share information is based on the weighted average number of shares of common stock outstanding during each period. Series A Preferred shares convertible into 6.25 shares of common stock for each share of Series A Preferred, Series B Preferred shares convertible into common stock on the basis of the weighted average price of common stock at time of conversion (see Note 4 below) and shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (common stock equivalents) are not included in the calculation of the net loss per share for the three month periods ended March 31, 1997 and 1996, since their inclusion would be anti-dilutive.

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

5.       Restructuring Costs

         On September 24, 1996, the Company implemented a cost reduction program, delaying a Phase III clinical trial for its Autologus GVAX(TM) Cancer Vaccine and significantly reduced the clinical development staff. Accordingly, the Company recorded restructuring costs of $1,060,000 in the first quarter of fiscal 1997, which included employee severance costs for 25 employees totaling $853,000. Severance costs totaling $1,053,000 were paid through March 31, 1997.

6.       Proposed Merger

         The Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Cell Genesys, Inc. and S Merger Corp. (a wholly-owned subsidiary of Cell Genesys) dated as of January 12, 1997. Under the terms of the Agreement, the Company will become a wholly-owned subsidiary of Cell Genesys in a tax-free reorganization and stock-for-stock merger, and the Company's stockholders shall become stockholders of Cell Genesys. Pending approval by stockholders of both companies, Company stockholders will receive, in the aggregate, approximately 11.1 million shares of Cell Genesys stock. The pendency of the merger may have a material and adverse effect on the Company's liquidity and capital resources. If the merger is not consummated, further funding will be required for on-going operations.

         During the pendency of the Merger, the Company has the right to borrow up to $5 million from Cell Genesys. As of May 13, 1997, the Company has borrowed $2 million from Cell Genesys. In the event the Merger Agreement is terminated, the Company will be obligated to repay such amounts to Cell Genesys. The ability of the Company to repay such amounts is uncertain in view of the Company's current limited capital reserves and the financing restrictions contained in the Merger Agreement. In the event of the termination of the Merger Agreement, the obligation to repay such amounts would severely and adversely affect the Company's liquidity and its ability to fund its operations.

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

         There were no revenues for the three and nine month periods ended March 31, 1997 or in the same period in the prior fiscal year.

         Research and development expenses for the three and nine month periods ended March 31, 1997 decreased by $1,620,000 and $2,112,000 respectively, from the same periods in the prior fiscal year. The decrease is due to the Company's restructuring and cost savings program, which included delaying clinical trials and reducing headcount.

         General and administrative expenses for the three and nine month period ending March 31, 1997 increased by $641,000 and $1,374,000 respectively from the same periods in the prior fiscal year. The increase is due to higher legal, consulting and other corporate costs, associated with intensive corporate negotiations, including the proposed merger with Cell Genesys, Inc.

         Other income consists principally of interest income earned on the Company's cash reserves. The decrease, to $36,000 in the nine months of fiscal year 1997, from $197,000 for the same period in fiscal year 1996, was primarily due to a decrease in interest income from declining cash balances.

         Liquidity And Capital Resources

         On March 31, 1997, the Company had cash, cash equivalents, and marketable securities of $5,943,000, compared with $15,036,000 on June 30, 1996. On March 31, 1997, the Company had working capital of $762,000 compared with $10,463,000 on June 30, 1996. In the nine months ended March 31, 1997 the Company's net cash out flows from operating and investing activities was $6,346,000, and the Company generated $5,284,000 from equity transactions. Operating expenses have exceeded revenues for a number of years. For the nine-month period ended March 31, 1997, capital expenditures amounted to $466,000. The Company has no material capital commitments. Absent the consummation of the merger described under the heading "Proposed Merger" below, the Company will need to either substantially reduce its expenses and/or obtain substantial additional financing immediately after any termination of the proposed merger in order to finance its on-going operations. The Company has the right, under the private placement dated September 25, 1996, to put certain shares of its Common Stock to a non-U.S. investor for up to $5 million in proceeds after March 1997; however, the number of shares to be put and the actual amount of this additional financing will be determined by many factors, including the price of the Company's stock, most of which are beyond the control of the Company. (See Note 4 to Notes to Consolidated Financial Statements.) Other sources of capital may be pursued by the Company depending upon the progression of the merger and stockholder approval thereof. See "Risk Factors-Future Capital Needs; Uncertainty of Additional Financing."

         If the Company's cash, cash equivalents and marketable securities drops to less than $5,000,000, holders of the Company's Series A Preferred Stock have the right, as a class, to remove and replace a majority of the Company's Board of Directors. Unless the Company raises additional financing in the fourth quarter of fiscal 1997, this condition may be triggered.

         Proposed Merger

         The Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Cell Genesys, Inc. and S Merger Corp. (a wholly-owned subsidiary of Cell Genesys) dated as of January 12, 1997. Under the terms of the Agreement, the Company will become a wholly-owned subsidiary of Cell Genesys in a tax-free reorganization and stock-for-stock merger, and the Company's stockholders shall become stockholders of Cell Genesys. Pending approval by stockholders of both companies, Company stockholders will receive, in the aggregate, 11.1 million shares of Cell Genesys stock. The pendency of the merger may have a material and adverse effect on the Company's liquidity and capital resources. If the merger is not consummated, further funding will be required for on-going operations.

         During the pendency of the Merger, the Company has the right to borrow up to $5 million from Cell Genesys. As of May 13, 1997, the Company has borrowed $2 million from Cell Genesys. In the event the Merger Agreement is terminated, the Company will be obligated to repay such amounts to Cell Genesys. The ability of the Company to repay such amounts is uncertain in view of the Company's current limited capital reserves and the financing restrictions contained in the Merger Agreement. In the event of the termination of the Merger Agreement, the obligation to repay such amounts would severely and adversely affect the Company's liquidity and its ability to fund its operations.



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

                                  RISK FACTORS


MERGER WITH CELL GENESYS, INC.; RISKS ASSOCIATED WITH TERMINATION OF THE MERGER

         The Company has entered into an Agreement and Plan of Merger and Reorganization, dated as of January 12, 1997 (as amended and restated as of March 27, 1997, the "Merger Agreement"), with Cell Genesys, Inc. ("Cell Genesys") and S Merger Corp. Pursuant to the Merger Agreement, the Company has agreed to certain covenants regarding the operation of its business pending stockholder approval of the Merger, which covenants prohibit the sale or other transfer of the intellectual property or other assets of the Company and limit the amount and types of financing the Company may obtain during the pendency of the Merger. Such covenants limit the Company's flexibility to raise further capital during the pendency of the Merger and would therefore materially and adversely affect the Company's operations in the event the Merger is not consummated. The Merger Agreement also requires the Company, under limited circumstances, to pay a $3 million breakup fee to Cell Genesys if the Merger Agreement is terminated. Such a payment would severely and adversely affect the Company's liquidity and its ability to fund its operations.

         During the pendency of the Merger, the Company has the right to borrow up to $5 million from Cell Genesys. As of May 13, 1997, the Company has borrowed $2 million from Cell Genesys. In the event the Merger Agreement is terminated, the Company will be obligated to repay such amounts to Cell Genesys. The ability of the Company to repay such amounts is uncertain in view of the Company's current limited capital reserves and the financing restrictions contained in the Merger Agreement. In the event of the termination of the Merger Agreement, the obligation to repay such amounts would severely and adversely affect the Company's liquidity and its ability to fund its operations.

         Pursuant to the terms of the Merger Agreement, the Company has granted to Cell Genesys a co-exclusive sublicense to use certain of the Company's intellectual property. In the event of the termination of the Merger Agreement, the sublicense is terminable by the Company upon repayment by the Company of any amounts borrowed from Cell Genesys during the pendency of the Merger. Failing a consummation of the Merger, the right of the Company to use such intellectual property on a co-exclusive basis and to terminate the sublicense agreement will lapse on December 31, 1997 if on such date all amounts borrowed from Cell Genesys during the pendency of the Merger have not been fully repaid.

         In the event of the termination of the Merger, the Company will be required to raise substantial funds to fund its operations. No assurance can be given that such financing will be available on acceptable terms, or at all, following any termination of the Merger. If adequate funds are not available upon any termination of the Merger Agreement, the Company will be required to curtail significantly its research and development programs or may be required to discontinue its programs in their entirety and liquidate its assets. See the Risk Factor entitled "Future Capital Needs; Uncertainty of Additional Financing" below.

         In anticipation of the Merger, the Company has experienced reductions in its management, scientific and administrative staff. In the event of the termination of the Merger Agreement, the continued successful operation of the Company as an independent entity will depend upon the successful recruitment and retention of qualified personnel to replace the management, scientific and administrative personnel who departed during the pendency of the Merger. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the operation of its business following any termination of the Merger Agreement. See the Risk Factor entitled "Dependence Upon Key Personnel and Collaborative Relationships" below.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost of obtaining regulatory approvals, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the status of competitive products and the establishment of manufacturing capacity. The Company anticipates that it will be required to raise substantial additional funds, including funds raised through collaborative relationships and public or private financings. Because of the Company's significant long-term capital requirements, it may seek to access the public equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. No assurance can be given that additional financing will be available on acceptable terms, or at all. If adequate funds are not available, the Company will be required to curtail significantly its research and development programs or may be required to discontinue its programs in their entirety and liquidate its assets. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

TECHNOLOGICAL UNCERTAINTY

         Gene therapy is a new technology, and existing preclinical and clinical data on the safety and efficacy of gene therapy are very limited. Data relating to the Company's specific gene therapy approaches are even more limited. Somatix' GVAX(TM) cancer vaccine is being tested in Phase I/II human clinical trials primarily to determine its safety. The Company has completed a Phase I clinical trial in the treatment of chronic granulomatous disease ("CGD") using hematopoietic stem cells in a clinical trial, in conjunction with laboratories at the National Institutes of Health. Possible serious side effects of gene therapy include viral infections, the initiation of cancers and possible autoimmune diseases in the patient. There can be no assurance that unacceptable side effects will not be discovered during preclinical and clinical testing of the Company's potential products or thereafter. There are many reasons that potential products that appear promising at an early stage of research or development do not result in commercialization. There can be no assurance that the Company will be permitted to undertake human clinical trials for any of its other products or that the results of such testing will demonstrate safety or efficacy. Even if clinical trials are successful, there is no assurance that the Company will obtain regulatory approval for any indication, or that an approved product can be produced in commercial quantities at reasonable costs, or be successfully marketed. The Company has also recently begun development of in vivo approaches to gene therapy, some of which will target specific cells. There can be no assurance that the desired specificity will be attained or that such products will not have serious side effects.

OPERATING LOSS AND ACCUMULATED DEFICIT

         The Company has incurred net losses since its inception. At March 31, 1997, the Company's accumulated deficit was approximately $186 million. Such losses have resulted principally from expenses incurred in the Company's research and development programs, the acquisition of new technology, and to a lesser extent, from general and administrative expenses. The Company incurred a loss of $20.7 million in fiscal 1996 and expects to incur substantial and increasing losses for at least the next several years due primarily to the expansion of its research and development programs, including preclinical studies, clinical trials and manufacturing. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

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

         Somatix requires its employees and consultants to execute a confidentiality agreement upon the commencement of an employment or consulting relationship. These agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by Somatix, relating to its business, are the exclusive property of Somatix. These agreements may not provide meaningful protection for Somatix' trade secrets in the event of unauthorized use or disclosure of such information.

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

COMPETITION

         Competition in the field of gene therapy from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and expected to increase. There are numerous competitors working on products to treat each of the diseases for which Somatix is seeking to develop therapeutic products. Some competitors are pursuing a product development strategy competitive with Somatix. Certain of these competitive products are in substantially more advanced stages of product development and clinical trials. Somatix' competitors may develop technologies and products that are more effective than those being developed by Somatix or that would render Somatix' technology and products less competitive or obsolete. Many of these competitors have substantially greater financial resources and larger research and development staffs than Somatix has. In addition, many of these competitors may have significantly greater experience than Somatix in developing products, in undertaking preclinical testing and human clinical trials of new pharmaceutical products, in obtaining United States Food and Drug Administration (the "FDA") and other regulatory approvals of products, and in manufacturing and marketing such products. Accordingly, Somatix' competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products more rapidly than the Company. There can be no assurance that the Company will be able to obtain certain biological materials necessary to support its research, development or manufacturing of any of the Company's planned therapies. If Somatix is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited or no experience. It is anticipated that Somatix will build additional clinical scale and commercial sale manufacturing facilities to the extent that contract facilities are not available in order to commercialize its products. It is also anticipated that the Company will secure funding for these and other product development activities through its partners and future potential partners. Somatix also competes with universities and other research institutions in the development of products, technologies and processes. In many instances, Somatix competes with other commercial entities in acquiring products or technology from universities.

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

         The levels of revenues and profitability of biotechnology and pharmaceutical companies such as the Company may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. In the United States there have been, and Somatix expects that there will continue to be, a number of federal and state proposals to control health care costs. Somatix can not predict the effect health care reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on Somatix. In the United States and elsewhere, sales of therapeutic products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. If Somatix succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

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

DEPENDENCE UPON KEY PERSONNEL AND COLLABORATIVE RELATIONSHIPS

         The Company's success is highly dependent on the retention of principal members of its management and scientific staff and the recruitment of additional qualified personnel. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have an adverse effect on the operations of the Company. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel in the areas of the Company's activities. There is no assurance that Somatix will be able to continue to attract and retain the qualified personnel necessary for the development of its business (See Merger with Cell Genesys,
Inc.: Risks Associated with Termination of the Merger. These ongoing activities are expected to require the addition of new personnel with expertise in the areas of clinical testing, manufacturing, marketing and distribution and the development of additional expertise by existing personnel. The failure to acquire such personnel or develop such expertise could adversely affect prospects for the Company's success.

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

         Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. Although the preliminary Phase I clinical testing results reported to date of Somatix' GVAX(TM) cancer vaccine product have shown minimal treatment-related safety problems, there can be no assurance that such therapy or product will be tolerated at higher doses or that the clinical efficacy of such therapy or product will be demonstrated. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done with diseased patients rather than with healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as Phase I/II trials.

         The results of the preclinical and clinical testing, together with chemistry and manufacturing information, are submitted to the FDA in the form of a new drug application for a pharmaceutical product, and in the form of a product license application for a biological product, for approval to commence commercial sales. In responding to a new drug application or a product license application, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which, Somatix is seeking approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

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

REIMBURSEMENT

         In both domestic and foreign markets, sales of the Company's potential products will depend in part upon coverage and reimbursement from third-party payors, including health care organizations, government agencies, private health care insurers and other health care payors such as health maintenance organizations, self-insured employee plans and the Blue Cross/Blue Shield plans. There is considerable pressure to reduce the cost of drug products. In particular, reimbursement from government agencies and insurers and large health organizations may become more restricted in the future. The Company's potential products represent a new mode of therapy, and, while the cost-benefit ratio of the products may be favorable, the Company expects that the costs associated with its products will be substantial. There can be no assurance that the Company's proposed products, if successfully developed, will be considered cost-effective by third party payors, that insurance coverage will be available or, if available, that such payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there can be no assurance that insurance coverage will be provided by such payors at all or without substantial delay, or, if such coverage is provided, that the approved reimbursement will provide sufficient funds to enable the Company to become profitable.

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

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                  The following documents are referenced or included in this report:

        Exhibit
          No.
        -------

         2.1(1) Amended and Restated Agreement and Plan of Merger and Reorganization dated as of January 12, 1997, as amended and restated as of March 27, 1997, among Cell Genesys, Inc., S. Merger Corp., and Somatix Therapy Corporation.

         10.1(2) Stock Option Agreement, dated as of January 12, 1997, between Somatix Therapy Corporation, as Grantor, and Cell Genesys, Inc., as grantee.

         10.2(2) Stock Option Agreement, dated as of January 12, 1997, between Cell Genesys, Inc., as Grantor, and Somatix Therapy Corporation, as grantee.

         99.1(2) Press Rlease issued January 13, 1997 announcing the proposed business combination between Somatix Therapy Corporation and Cell Genesys, Inc.

         27            Financial Data Schedule.



(1) Incorporated by reference to the exhibit of the same number filed with the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission (the "SEC") on April 3, 1997.
(2) Incorporated by reference to the exhibit of the same number filed with the Company's Current Report on Form 8-K as filed with the SEC on January 27, 1997.

                  (b)      Reports on Form 8-K.

                  A Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on January 27, 1997, with disclosure in Items 5 and 7 thereto. No financial statements were filed in conjunction therewith.

                  Subsequent to the end of the fiscal quarter ended March 31, 1997, a Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on April 3, 1997, with disclosure in Items 5 and 7 thereto. Audited financial statements for the Company's fiscal quarter ended December 31, 1996 were filed in conjunction therewith.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                              SOMATIX THERAPY CORPORATION



DATED:  May 14, 1997          By:   /s/ DAVID W. CARTER
                                   ---------------------------------------------
                                   David W. Carter
                                   President, Chief Executive Officer and
                                   Chairman of the Board (Principal
                                   Executive Officer)



DATED:  May 14, 1997          By:   /s/ EDWARD O. LANPHIER
                                   ---------------------------------------------
                                   Edward O. Lanphier II
                                   Executive Vice President, Commercial
                                   Development and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
  No.                              Description
-------                            -----------



  27                               Financial Data Schedule